Form 10QSB
period 1996-09-30
QC OPTICS INC
filed 1996-12-06
CIK 1017641

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



            QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                                     Commission File Number
 September 30, 1996                                               1-12337
 ------------------                                               -------


                                 QC OPTICS, INC.
                             (Name of Small Business
                       Issuer As Specified In Its Charter)


           Delaware                                             04-2916548
           --------                                             ----------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

             154 Middlesex Turnpike, Burlington, Massachusetts 01803
             -------------------------------------------------------
               (Address of Principal Executive Offices, Zip Code)

                                 (617) 272-4949
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes                                 No     X
                       ------                             ------

         As of December 5, 1996, the Company had outstanding 3,242,500 shares of Common Stock, $.01 par value per share.

         Traditional Small Business Disclosure Format:    Yes           No  X
                                                               ----        ----




                                 QC OPTICS, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                          PAGE NUMBER
                                                                                        -----------
         Item 1.           Financial Statements

                           Balance Sheets at September 30, 1996
                           and December 31, 1995                                              1

                           Statements of Operations for the three
                           months and nine months ended September 30,
                           1996 and 1995                                                      2

                           Statements of Cash Flows for the nine
                           months ended September 30, 1996 and 1995                           3

                           Notes to Financial Statements                                      4

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                      6

PART II.  OTHER INFORMATION

         Item 1.           Legal Proceedings                                                  10

         Item 2.           Changes in Securities                                              10

         Item 3.           Defaults Upon Senior Securities                                    10

         Item 4.           Submission of Matters to a Vote of                                 10
                           Security Holders

         Item 5.           Other Information                                                  10

         Item 6.           Exhibits and Reports on Form 8-K                                   10

         Signatures                                                                           11



PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                                                           QC OPTICS, INC.
                                                                                           BALANCE SHEETS

                                                                                             September 30,           December 31,
                                                                                                  1996                   1995
                                                                                            ---------------        ---------------
                                             ASSETS                                             (unaudited)

CURRENT ASSETS:
       Cash and cash equivalents                                                          $       507,358        $     1,430,964
       Accounts receivable , less allowance of  $75,000 at
          September 30, 1996 and December 31, 1995                                              3,475,149              3,236,706
       Inventory (Note 3)                                                                       3,050,944              2,893,122
       Prepaid expenses                                                                            51,224                 18,003
                                                                                          ---------------        ---------------
         Total current assets                                                                   7,084,675              7,578,795
                                                                                          ---------------        ---------------
PROPERTY AND EQUIPMENT, AT COST:
       Furniture and fixtures                                                                     104,438                 99,686
       Machinery and equipment                                                                    299,822                296,193
       Leasehold improvements                                                                      57,085                 57,085
       Motor vehicles                                                                              23,458                 23,458
                                                                                          ---------------        ---------------
                                                                                                  484,803                476,422
       Less - Accumulated depreciation and amortization                                           396,943                358,243
                                                                                          ---------------        ---------------
         Property and equipment, net                                                               87,860                118,179
                                                                                          ---------------        ---------------
OTHER ASSETS                                                                                       87,846                 24,936
                                                                                          ---------------        ---------------
         Total assets                                                                     $     7,260,381        $     7,721,910
                                                                                          ===============        ===============


                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Loan payable to affiliate                                                          $            --        $     4,250,000
       Kobe term loan                                                                             750,000                     --
       Accounts payable                                                                           849,248                487,774
       Accrued payroll and related expenses                                                       379,546                332,829
       Accrued expenses                                                                         1,172,572                411,552
       Customer deposits                                                                          413,802                 35,917
                                                                                          ---------------        ---------------
         Total current liabilities                                                              3,565,168              5,518,072
                                                                                          ---------------        ---------------
REVOLVING LINE OF CREDIT, NET OF CURRENT MATURITIES                                             1,089,917                     --
                                                                                          ---------------        ---------------
         Total liabilities                                                                      4,655,085              5,518,072
                                                                                          ---------------        ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value -
          Authorized -- 1,000,000 shares
          Issued and outstanding -- no shares at September 30 ,1996
             and December 31, 1995                                                                     --                     --
       Common stock, $.01 par value -
          Authorized -- 10,000,000 shares
          Issued and outstanding -- 2,150,000 shares                                               21,500                 21,500
       Additional paid-in capital                                                               4,839,500              3,888,500
       Accumulated deficit                                                                     (2,255,704)            (1,706,162)
                                                                                          ---------------        ---------------
         Total stockholders' equity                                                             2,605,296              2,203,838
                                                                                          ---------------        ---------------
         Total liabilities and stockholders' equity                                       $     7,260,381        $     7,721,910
                                                                                          ===============        ===============

                                     The accompanying notes are an integral part of these financial statements.

                                                           QC OPTICS, INC.
                                                      STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                                                             Three Months Ended             Nine Months Ended
                                                                             ------------------             -----------------
                                                                                September 30,                    September 30,
                                                                            1996            1995             1996           1995
                                                                         ----------      ----------      -----------     ----------
NET SALES                                                                $3,813,069      $1,659,505      $10,595,591     $6,589,782

COST OF SALES                                                             1,713,574         925,012        4,775,881      3,380,789
                                                                         ----------      ----------      -----------     ----------
          Gross profit                                                    2,099,495         734,493        5,819,710      3,208,993


OPERATING EXPENSES:
       Selling, general and administrative expenses                         976,998         635,447        2,899,026      2,179,568
       Engineering expenses                                                 323,088         391,810        1,016,530      1,198,918
       Management buyout charge (Note 4)                                         --              --        1,701,000             --
                                                                         ----------      ----------      -----------     ----------
          Total operating expenses                                        1,300,086       1,027,257        5,616,556      3,378,486
                                                                         ----------      ----------      -----------     ----------
          Operating income (loss)                                           799,409        (292,764)         203,154       (169,493)

INTEREST EXPENSE, NET                                                        28,836          30,181          119,953        117,269
                                                                         ----------      ----------      -----------     ----------
          Income (loss) before provision for income taxes                   770,573        (322,945)          83,201       (286,762)

PROVISION FOR INCOME TAXES                                                  311,749              --          632,743         13,320
                                                                         ----------      ----------      -----------     ----------
          Net income (loss)                                                $458,824       ($322,945)       ($549,542)     ($300,082)
                                                                         ==========      ==========      ===========     ==========

NET INCOME (LOSS) PER COMMON AND COMMON
   EQUIVALENT SHARE (Note 2)                                                  $0.21          ($0.15)          ($0.25)        ($0.14)
                                                                         ==========      ==========      ===========     ==========

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                                          2,172,793       2,173,174        2,173,047      2,173,174
                                                                         ==========      ==========      ===========     ==========

                                     The accompanying notes are an integral part of these financial statements.

                                                                                              QC OPTICS, INC.
                                                                                         STATEMENTS OF CASH FLOWS
                                                                                               (Unaudited)

                                                                                                        Nine Months Ended
                                                                                                        -----------------
                                                                                                           September 30,
                                                                                                    1996                   1995
                                                                                              ---------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                                ($549,542)             ($300,082)
       Adjustments to reconcile net loss to net
       cash provided by operating activities -
           Management buyout charge (Note 4)                                                   1,701,000                     --
           Depreciation and amortization                                                          38,700                 39,150
           Changes in operating assets and liabilities -
              Accounts receivable                                                               (238,443)             1,001,908
              Inventory                                                                         (157,822)              (590,924)
              Prepaid expenses and other assets                                                  (96,131)                 4,792
              Accounts payable                                                                   361,474                 (1,615)
              Accrued payroll and related expenses and
                accrued expenses                                                                 807,737                129,193
              Customer deposits                                                                  377,885                (85,363)
                                                                                          --------------         --------------
              Total adjustments                                                                2,794,400                497,141
                                                                                          --------------         --------------
              Net cash provided by operating activities                                        2,244,858                197,059
                                                                                          --------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                                                         (8,381)               (27,151)
       Proceeds on sale of property and equipment                                                     --                  6,438
                                                                                          --------------         --------------
              Net cash used in investing activities                                               (8,381)               (20,713)
                                                                                          --------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Recapitalization and management buyout -
          Capital contribution from Kobe Steel                                                 4,250,000                     --
          Payment on loan payable to affiliate                                                (4,250,000)                    --
          Borrowings from revolving line of credit                                             3,250,000                     --
          Redemption of common stock from Kobe Steel
            (cash portion)                                                                    (4,250,000)                    --
       Borrowings from revolving line of credit for
          working capital                                                                      4,309,926                     --
       Payments on revolving line of credit                                                   (6,470,009)                    --
                                                                                          --------------         --------------
              Net cash used in financing activities                                           (3,160,083)                    --
                                                                                          --------------         --------------
NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                                                                  (923,606)               176,346

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 1,430,964              2,570,798
                                                                                          --------------         --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $      507,358         $    2,747,144
                                                                                          ==============         ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
       Cash paid for -
          Interest                                                                        $      109,314         $      225,998
                                                                                          ==============         ==============
          Income taxes                                                                    $      405,308         $       30,021
                                                                                          ==============         ==============

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING
   AND INVESTING ACTIVITIES
       Repurchase of common stock from Kobe Steel
         through the issuance of Kobe term loan (Note 4)                                  $      750,000         $           --
                                                                                          ==============         ==============
       Issuance of Common Stock (Note 4)                                                  $    1,701,000         $           --
                                                                                          ==============         ==============

                                     The  accompanying  notes are an integral part of these financial statements.

                                 QC Optics, Inc.
                          Notes to Financial Statements

1.       BASIS OF PRESENTATION

         The financial statements of QC Optics, Inc. (the "Company") included herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Registration Statement on Form SB-2 (333-07683), declared effective by the Securities and Exchange Commission on October 24, 1996.

         The financial statements and notes herein are unaudited (except for the balance sheet as of December 31, 1995), but, in the opinion of management, include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company.

         The results of operations for the reported 1996 periods are not necessarily indicative of the results to be achieved for any future period or for the entire year ended December 31, 1996.

2.       NET INCOME (LOSS) PER COMMON SHARE

         Net income (loss) per common share is computed based upon the weighted average number of common shares and common equivalent shares outstanding. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB No. 83") all common and common equivalent shares and other potentially dilutive instruments, including stock options, issued during the twelve month period prior to the public offering date have been included in the calculation as if they were outstanding for all periods prior to the date of the Company's initial public offering.

3.       INVENTORY

         Inventory is stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                     September 30,              December 31,
                                                        1996                        1995
                                                        ----                        ----
         Raw materials and finished parts            $1,366,601                  $1,390,362
         Work-in-process                              1,684,343                   1,502,760
                                                     ----------                  ----------
                                                     $3,050,944                  $2,893,122
                                                     ==========                  ==========

         Work-in-process and finished parts inventories include materials, labor and manufacturing overhead.


4.       MANAGEMENT BUYOUT CHARGE

         In March, 1996, certain management employees acquired 62.2% of the Company from Kobe Steel USA Holdings, Inc. (which prior to this transaction owned 99.5% of the Company) through a series of related agreements designed to restructure the capital of the Company. The transaction has been accounted for as a recapitalization and management buyout. The Company recorded a $1,701,000 non-recurring, non-cash charge in the accompanying statement of operations for the nine month period ended September 30, 1996 with a corresponding increase in additional paid-in capital in the accompanying balance sheet as of September 30, 1996. This charge is not deductible for income tax purposes.



5.       SUBSEQUENT EVENTS

         On October 24, 1996, the Company's Registration Statement on Form SB-2 was declared effective by the Securities and Exchange Commission, and the Company completed its initial public offering of 950,000 shares of common stock at $6.00 per share and 950,000 redeemable warrants at $.10 per warrant. The Company estimates it will receive net proceeds of approximately $4,300,000 after deducting underwriters' discounts, commissions and other expenses relating to the offering. Further, on November 15, 1996, the underwriters exercised their over-allotment option granted under the terms of the underwriting agreement and purchased an additional 142,500 shares of the common stock at $6.00 per share and 142,500 redeemable warrants at $.10 per warrant. Net proceeds to the Company are estimated to be approximately $700,000. The effect of these transactions will be reflected in the Company's financial statements for the period ended December 31, 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         QC Optics, Inc. (the "Company" or "QCO") designs, manufactures and markets laser based defect detection systems for the semiconductor, flat panel display and computer hard disk markets. QCO uses its patented and other proprietary technology in lasers and optical systems that scan a computer hard disk, photomask or flat panel display for defects or contamination. The Company's systems combine automatic handling, clean room capability and computer control with reliable laser based technology.


RESULTS OF OPERATIONS

         COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

         Net sales for the third quarter ended September 30, 1996 ("Interim 1996") were $3,813,069 compared to $1,659,505 for the third quarter ended September 30, 1995 ("Interim 1995"), an increase of 129.8%. The increase resulted primarily from increased sales of semiconductor related equipment, including the sale of the Company's second RSO (Reticle Storage One) system and from increased sales of equipment to the computer hard disk industry.

         Cost of sales for Interim 1996 was $1,713,574 compared to $925,012 for Interim 1995. As a result of increased sales, gross profit for Interim 1996 was $2,099,495 (55.1% of net sales) versus $734,493 (44.3% of net sales) for Interim 1995. This improvement in gross profit as a percentage of net sales was due to the spreading of fixed overhead costs over a larger revenue base.

         Selling, general and administrative expenses increased to $976,998 for Interim 1996 from $635,447 for Interim 1995. The increase was due to increased commissions as well as increases in administrative staff and expenses. Selling, general and administrative expenses as a percentage of sales were 25.6% in Interim 1996 as compared to 38.3% in Interim 1995, as certain fixed expenses did not increase with the growth in sales.

         Engineering expenses for Interim 1996 decreased to $323,088 from $391,810 for Interim 1995. The decrease is attributable to higher expenses during the Interim 1995 for development of the Company's new QCO-4000 inspection system.

         Net interest expense remained relatively constant at $28,836 during Interim 1996 from $30,181 for Interim 1995.

         As a result of increased sales and improved gross profit , income before provision for income taxes was $770,573 (20.2% of net sales) for Interim 1996, as compared to a loss before provision for income taxes of $322,945 for Interim 1995.

         Due to limitations on the utilization of the Company's net operating loss carryforwards ("NOLs"), there was a provision for income taxes of $311,749 in Interim 1996. With the utilization of NOLs in Interim 1995, there was no provision for income taxes.

         The Company had net income of $458,824 (12% of net sales) for Interim 1996 compared to a net loss of $322,945 in Interim 1995.

         COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

         Net sales for the nine months ended September 30, 1996 were $10,595,591, as compared to $6,589,782 for the same period in 1995, an increase of 60.8%. The increase was due to increased sales in both semiconductor related equipment and increased demand for the Company's products for the inspection of computer hard disks.

         Cost of sales for the first nine months of 1996 was $4,775,881 (45.1% of net sales) compared to $3,380,789 (51.3% of net sales) for the same period in 1995. This improvement in the gross profit as a percentage of net sales from 48.7% for the first nine months of 1995 to 54.9% in the first nine months of 1996 was due primarily to increased sales covering certain fixed manufacturing costs.

         Selling, general and administrative expenses increased to $2,899,026 for the first nine months of 1996 (27.4% of net sales) from $2,179,568 (33.1% of net sales) for the same period in 1995. The increase was due to increased commissions and increases in field service staffing along with related travel expenses. Selling, general and administrative expenses increased by 33% from the first nine months of 1995 to the same period in 1996 as compared to an increase in sales of 60.8% over the same periods.

         Engineering expenses for the first nine months of 1996 decreased to $1,016,530 from $1,198,918 for the same period in 1995. The decrease is attributable to higher materials and consulting expenses during the 1995 period for development of the Company's new QCO-4000 inspection system.

         The Company recorded a management buyout charge of $1,701,000 during the first nine months of 1996 which represents a non-cash, non-recurring charge associated with the acquisition of a 62.2% equity interest in the Company by management. This charge (16.1% of net sales) is not deductible for either federal or state income tax purposes and as a result of this charge additional paid-in capital was increased by a like amount.

         Net interest expense increased to $119,953 during the first nine months of 1996 from $117,269 for the same period in 1995 due to lower borrowing levels, but at higher interest rates.

         As a result of increased sales and improved margins, income before provision for income taxes was $83,201 (.8% of net sales) for the first nine months of 1996, compared to a loss before provision for income taxes of $286,762 for the same nine months in 1995. Without the management buyout charge, income before provision for income taxes would have been $1,784,201 (16.8% of net sales).

         Due to limitations on the utilization of the Company's NOLs and the inability to deduct for taxes of the management buyout charge, there was a provision for income taxes of $632,743 for the first nine months of 1996. With the utilization of NOLs during the same period in 1995, the provision for income taxes amounted to $13,320 for state income taxes only.

         As a result of the increase in sales and improved gross profit offset by the non-recurring management buyout charge and the inability to fully utilize NOLs, the Company had a net loss of $549,542 (5.2% of net sales) for the first nine months of 1996 compared to a net loss of $300,082 (4.6% of net sales) for the same period of 1995. Excluding the non-cash, non-recurring management buyout charge, the Company would have had net income of $1,151,458 (10.9% of net sales) in the first nine months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1996, the Company had cash and cash equivalents of $507,358, a decrease of $923,606 from $1,430,964 at December 31, 1995. Working capital was $3,519,507 at September 30, 1996 as compared to $2,060,723 at December 31, 1995, an increase of $1,458,784. Cash provided by operating activities was $2,244,858 during the first nine months of 1996 compared to $197,059 of cash provided for the same period in 1995.

         During the first nine months of 1996, Kobe Steel USA Holdings, Inc. made a capital infusion of $4,250,000 to repay a loan of $4,250,000 previously made to the Company by Kobe Steel USA International, Inc. In addition, the Company repurchased 62.2% of the Company's Common Stock (99.5% of the Company was previously held by Kobe Steel USA Holdings, Inc.) for $5,000,000. Payment for the shares was made with $3,250,000 from a revolving line of credit from the Company's bank, a $750,000 loan from Kobe Steel USA Holdings, Inc. due and payable on December 31, 1996 and $1,000,000 of cash from the Company's cash accounts. Subsequent to the repurchase, the Company utilized cash provided from operations to reduce borrowings under the revolving line of credit from the Company's bank by $2,160,083.

         In connection with the stock repurchase from Kobe Steel USA Holdings, Inc., the Company entered into a revolving line of credit with State Street Bank & Trust Company. The revolving line of credit agreement allows for maximum borrowings of $4,000,000 and requires monthly payment of interest on the outstanding balance to maturity on June 30, 1998. Borrowings under the revolving line of credit are limited to 80% of qualifying accounts receivable and 10% (not to exceed $350,000) of qualifying inventory. Borrowings under the revolving line of credit agreement bear interest at the bank's prime rate (8.25% at September 30, 1996) plus 1.0%. The terms of the loan agreement provide for the maintenance of certain specified financial ratios including, but not limited to, quick ratio, debt to equity and net worth ratios, and restrict certain transactions without the bank's prior written consent. Borrowings under the agreement are secured by substantially all the assets of the

Company. At September 30, 1996, the Company had borrowings outstanding under the revolving line of credit agreement of $1,089,917 and additional availability of approximately $2,165,000.

         On October 24, 1996, the Company completed it's initial public offering ("IPO") of it's common stock. The net proceeds to the Company, including the net proceeds received as a result of the overallotment option being exercised by the underwriter on November 15, 1996, are estimated to be $5,000,000. The Company intends to use the net proceeds of the IPO primarily for working capital and other general corporate purposes and also for the reduction of certain debt, the expansion of sales and marketing activities and research and development activities.

         The Company believes that the net proceeds from its IPO together with its current cash balances, current bank credit lines and cash provided by future operations will be adequate to meet its working capital requirements for the next twelve months. Thereafter, the Company anticipates that it may need additional financing to meet its current plans for expansion. No assurance can be given that additional financing will be successfully completed or that such financing will be available or, if available, will be on terms favorable to the Company.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.  None.

ITEM 2.           CHANGES IN SECURITIES.  None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5. OTHER INFORMATION. On October 24, 1996, the Company's Registration Statement on Form SB-2 was declared effective by the Securities and Exchange Commission, and the Company completed its initial public offering of 950,000 shares of common stock at $6.00 per share and 950,000 redeemable warrants at $.10 per warrant. The Company estimates it will receive net proceeds of approximately $4,300,000 after deducting underwriters' discounts, commissions and other expenses relating to the offering. Further, on November 15, 1996, the underwriters exercised their over-allotment option granted under the terms of the underwriting agreement and purchased an additional 142,500 shares of the common stock at $6.00 per share and 142,500 redeemable warrants at $.10 per warrant. Net proceeds to the Company are estimated to be approximately $700, 000.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits.  The following exhibit is filed herewith:

                  Exhibit
                     No.                             Title
                     ---                             -----

                     27             Financial Data Schedule.

                  (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        QC OPTICS, INC.



Date:  December 6, 1996                 By:/s/ Eric T. Chase
                                           -----------------
                                           Eric T. Chase
                                           Chief Executive Officer and President


Date:  December 6, 1996                 By:/s/ John R. Freeman
                                           -------------------
                                           John R. Freeman
                                           Vice President of Finance


