Form 10KSB
period 1996-12-31
QC OPTICS INC
filed 1997-03-31
CIK 1017641

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1996
                         Commission file number 1-12337

                                 QC Optics, Inc.
                  ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          Delaware                                              04-2916548
          --------                                              ----------
  (State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)

154 Middlesex Turnpike, Burlington, Massachusetts                 01803
-------------------------------------------------                 -----
   (Address of Principal Executive Offices)                     (Zip Code)

                                 (617) 272-4949
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

              Securities registered under Section 12(b) of the Act:

                                                         Name of Each Exchange
Title of Each Class                                       on Which Registered
-------------------                                       -------------------
Common Stock, $.01 par value per share                  American Stock Exchange
Redeemable Warrants                                     American Stock Exchange

           Securities registered under Section 12(g) of the Act: None

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  X                         No
                          ---                            ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                              ---
     The issuer's net sales for the fiscal year ended December 31, 1996 were $13,577,104.

     The aggregate market value of the voting stock held by non-affiliates based upon the closing price for such stock on March 26, 1997 was approximately $4,232,663. As of March 26, 1997, 3,242,500 shares of Common Stock, $.01 par value per share, and 1,092,500 Redeemable Warrants, of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The Definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1996, to be filed pursuant to Regulation 14A, is incorporated by reference in Part III of this Form 10-KSB.

         Transitional Small Business Disclosure Format (check one):

                   Yes                             No  X
                       ---                            ---





                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

     This report contains forward-looking statements regarding anticipated increases in revenues, marketing of products and proposed products and other matters. These statements, in addition to statements made in conjunction with the words "anticipate," "expect," "intend," "believe," "seek," "estimate" and similar expressions are forward- looking statements that involve a number of risks and uncertainties. The following is a list of factors, among others, that would cause actual results to differ materially from the forward-looking statements: business conditions and growth in certain market segments and general economy, an increase in competition, increased or continued market acceptance of the Company's products and proposed products, and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.


         GENERAL

     QC Optics, Inc. (the "Company" or "QCO") designs, manufactures and markets laser based defect detection systems for the semiconductor, flat panel display and computer hard disk drive markets. QCO uses its patented and other proprietary technology in lasers and optical systems that scan a computer hard disk, photomask or flat panel display for defects or contamination. The Company's systems combine automatic handling, clean room capability and computer control with reliable laser based technology. The Company believes that these features enable the Company to maintain a leading market position in the United States in the semiconductor, flat panel display and computer hard disk drive industries where high quality inspection capabilities are required. The Company's customers include many of the world's largest leading semiconductor and computer hard disk manufacturers. Currently, QCO has over 200 systems installed in fourteen countries.

     QCO was formed in 1986 as a Delaware corporation to acquire the assets of a division of GCA Corporation. The Company funded its product development primarily with equity investments and debt financing from Kobe Steel Ltd. and its subsidiaries including Kobe Steel USA Holdings, Inc., a Delaware corporation, and Kobe Steel USA International, Inc., a Delaware corporation (collectively, "Kobe Steel"). From 1986 to 1990, the Company focused its efforts in developing inspection systems for computer hard disk inspection. Using the Company's patented and proprietary information, the Company expanded its efforts to use this technology for inspection of photomasks used to image integrated circuit patterns onto semiconductor wafers. In early 1996, management of the Company exercised an option granted in 1995 to acquire a 62.2% equity interest through a management buyout with bank supplied debt financing personally guaranteed by QCO's senior management.

     The Company introduced its QCO-4000 automatic pelliclized (a protective cover) photomask laser based inspection systems in March 1996, which has the sensitivity to detect defects or contamination of 0.3 micrometers (the equivalent of 0.06 micrometers on the semiconductor wafer), which will be required to detect defects in the next generation of semiconductors. As semiconductor devices have become more complex, the semiconductor manufacturing process has become very sensitive to photomask errors, requiring more complex photomasks and, as a result, increasingly sophisticated photomask inspection tools.

     The Company's systems, such as its API-3000/5 and DISKAN-6000, are designed to fit into its customers' production line virtually eliminating the need for special handling or special production procedures while performing 100% inspection throughout the process. In addition, these systems sort out fatal defects on disks and pelliclized photomasks before they cause manufacturing yield or other quality problems. As more manufacturers of computer hard disks move toward total inspection protocols versus statistical sampling, demand during the past year for the Company's products which can inspect computer hard disks has increased significantly. The Company is also working on research and development for porting, which is applying the Company's technology in its other systems, to the inspection of flat panel displays.

     QCO's principal offices and manufacturing facilities are based in Burlington, Massachusetts. The Company also maintains regional sales or service personnel in Texas, Florida, New Mexico, Oregon, Arizona and California. The Company currently has approximately 60 employees and has manufacturer's representatives in Europe and distributors in Asia.


MARKETS

     The Company currently serves three markets with its inspection systems: semiconductors, computer hard disks and flat panel displays. In addition, the Company plans to continue to develop additional products, based on the Company's existing patented and proprietary technologies, to further develop laser based inspection systems.

     The Company's core technology inspects by illuminating critical surfaces and examining and analyzing light reflected from the surface. This analysis allows the end user to analyze and determine the type of defect on the surface. Lasers are used to provide the stable high intensity light source needed for these inspection processes. Certain ultraviolet light lasers are used to detect smaller defects. The angular distribution and the intensity of the reflected and scattered light from the surface provides a "fingerprint" of the surface and defects. This information passes through analog and digital signal processes and is then analyzed using the Company's proprietary software.

SEMICONDUCTOR PHOTOMASK INSPECTION SYSTEMS

     In the manufacture of semiconductors, photomasks are used to image integrated circuit patterns onto silicon wafers. Semiconductor manufacturing begins with the creation of a photomask, in which the circuit design is written onto the photomask, one layer at a time. A wafer stepper uses the photomask like a photographic negative to rapidly make numerous repetitive images of the circuit pattern on the wafer. The stepper transfers light through the photomask onto photoresist that is spread over the surface of the wafer. Those areas of the photoresist that have been exposed to light are dissolved by chemical developers, and the exposed areas of the layer under the resist are then etched. A different photomask is required for each layer of the integrated circuit. Successive steps of deposition, lithography and etch build the layers of patterns that make up a single integrated circuit.

     In the 1990s, a number of advancements in photomask design have allowed manufacturers to manufacture integrated circuits with increasingly smaller linewidths. These linewidths are now as low as 0.5 micrometers and less. In the late 1980s and early 1990s, the development of a number of technologies allowed photomasks to be used much more efficiently. During this period, the demand for photomask inspection equipment was less than the increased demand for semiconductors as more advanced photomask technologies, such as computer-automated design equipment and pellicles, were utilized. Pellicles are a thin transparent membrane suspended over the photomask surface on a frame mounted to the photomask. The pellicle increases semiconductor manufacturing yields by preventing airborne particles from falling onto the surface of the photomask and printing as defects on the wafer. Since their introduction in the early 1980s, pellicles have significantly reduced the need to clean photomasks during production, thus substantially extending the life of a photomask. Accordingly, the introduction of pellicles significantly reduced the number of photomasks required in high volume semiconductor device manufacturing.

     Management believes that the increased complexity in semiconductor devices has recently contributed to high demand for complex photomasks and for increased sophistication in photomask inspection equipment. As semiconductors become more and more complex, the potential for defects in photomasks has increased.
Similarly, demand for inspection of photomasks has increased to improve manufacturing yields by identifying defects or contaminations in photomasks as early as possible. Quickly attaining and then maintaining high yields is one of the most important determinants of profitability in the semiconductor industry. The Company believes that its customers typically experience rapid paybacks on their investments in the Company's inspection systems. Semiconductor factories are increasingly expensive to build and equip. Yield management and monitoring systems, which typically represent a small percentage of the total investment required to build and equip a fabrication facility, enable integrated circuit manufacturers to leverage these expensive facilities and improve their returns on investment. In addition to utilizing state-of-the-art inspection systems on a statistical basis to improve manufacturing yields, semiconductor manufacturers increasingly demand the ability to inspect photomasks during the manufacturing process to provide real time inspection capability. In-process inspection is a critical yield enhancement and cost reduction technique because it allows defect detection in real-time rather than waiting until after final test results become available to discover problems that have a significant negative impact on yield.

     The semiconductor industry has recently experienced a slow down in capital spending. The overall semiconductor industry has been and could continue to be cyclical with periods of oversupply. A downturn in the demand for semiconductors would likely reduce the demand for photomasks as well as reduce the demand for photomask inspection equipment or, alternatively, place pricing pressure on photomask inspection equipment vendors. The Company's ability to reduce expenses in response to any such downturn is limited by its needs for continued research and development expenses and in customer service and support. Previous downturns in capital investment by the semiconductor fabrication industry have materially affected the operating results of other businesses in the semiconductor capital equipment industry and future downturns may have similar adverse effects. In order to address these concerns, the Company sells its inspection technologies into other markets, such as computer hard disk inspection, and plans to expand into other emerging markets, such as flat panel displays.

COMPUTER HARD DISK INSPECTION

     Disk drive manufacturers use advanced deposition processes to produce thin film disks. In order to assure cost-effective yields, disk drive manufacturers are switching from low-volume sample inspection to production line inspection techniques, rapidly increasing the demand for inspection of computer hard disks. This demand is also driven by more memory requirements on the same size or smaller disks. Any defect or contaminant on the disk increases the risk that memory cannot be properly stored. Defect detection includes inspection of substrates and in process computer hard disks. The Company believes that the demand for production line inspection of computer hard disks could dramatically increase the demand for its computer hard disk inspection products.

FLAT PANEL DISPLAYS

     Over  time,  the  use of  flat  panel  displays  ("FPDs")  is  expected  to significantly replace vacuum tube monitors used in televisions and computer monitors, providing users with quality images on less bulky displays. This market is in the very early stages of commercial development in the United States and extensive funding by government and industry consortia, as well as private efforts to advance this technology, are proceeding at a fast pace. FPDs are currently being designed to include electronic substrates which undergo a lithography process similar to semiconductors as well as glass substrates which require inspection prior to the lithography process. Following the management buyout, the Company now qualifies to join United States government-industry consortia which have been formed to help speed the development and commercialization of the flat panel display industry in the United States. The Company has already collaborated with several companies, including one Fortune 100 company, to speed the development of technology solutions in this market.

     The market for FPDs has grown significantly in recent years as a result of the increasing popularity of portable computers and other electronic devices which utilize screens and other types of displays to provide information in digital format and graphical displays to the end user. The weight and narrow form factor of FPDs are enabling new display applications where the previously predominant monitor technology, cathode ray tubes ("CRTs"), did not allow such use. Laptop and notebook computers, personal digital assistants, portable video games, digital phones and a variety of devices for the automotive, technical, medical and military markets are examples of electronic products in fast growing markets which cannot be served by CRT technology. The FPD market is estimated by Stanford Resources, Inc. ("Stanford Resources"), a market research firm located in San Jose, California, to have grown from approximately $2 billion in 1990 to approximately $10.7 billion in 1995, and is estimated to grow to approximately $18 billion by the year 2001. The Company expects that FPD manufacturers will increase their purchases of inspection equipment in response to both the growth in the FPD market as well as the shift to larger and higher resolution displays.

     Different applications for FPDs have varying cost, size and performance requirements, and alternative FPD technologies have been developed to address these different applications. Different types of FPDs that are currently being produced to address certain segments in the broader FPD market include liquid crystal ("LCD"), plasma, electroluminescent ("EL") and field emissive ("FED") displays and digital micro-mirror devices ("DMDs"). Currently the most common type of FPD is the LCD, which first emerged in the form of watch and calculator displays in the 1970s. The most advanced form of LCD available today is the AMLCD which utilizes three individual emissive transistors at each pixel, enabling the AMLCD both to produce full color images and to operate at much faster refresh rates than earlier passive monochrome LCDs. The color capability, resolution, speed and picture quality of AMLCDs currently make these displays a preferred choice for high performance portable computer, multimedia and other applications requiring the display of video and graphics. Stanford Resources estimates that AMLCDs represented more than 50% of the overall dollar volume of the FPD market in 1995. The trend toward higher resolution video and graphic displays has been reflected in a generational movement from VGA displays (640 x 480 lines of resolution) to higher resolution SVGA displays (800 x 600 lines of resolution) which in turn are anticipated to be replaced by the next generation XGA displays (1,280 x 1,024 lines of resolution). To achieve these higher resolution display capabilities and enhanced picture quality, the number of pixels utilized in AMLCDs is increased which in turn increases the complexity associated with the manufacture of these displays.

STRATEGY

     The Company's goal is to maintain a leadership position in the photomask and computer hard disk inspection system markets and use its patented and proprietary technology to pursue other opportunities in high performance inspection systems. The Company intends to achieve this goal through the implementation of the following strategies:

         * Expand Marketing Efforts for Existing Products. Since its introduction of photomask and computer hard disk inspection systems, the Company's objective has been to expand its leadership position in these fields. The Company is also working to extend its sales and marketing activities outside of the United States into Europe and Asia, where the Company believes very sizable market demand exists for state-of-the-art inspection systems in both photomasks and computer hard disks. In particular, the Company believes that significant demand exists in Korea, Singapore,

                  Malaysia, and other areas in Asia. In addition, in the computer hard disk market, the Company intends to market its computer hard disk inspection systems for 100% production line inspection versus statistical sampling inspection.

         * Maintain Technology Leadership Position. Since its formation, the Company's objective has been to maintain a leadership position in inspection technology in the photomask and computer hard disk inspection system markets. To maintain technology leadership, the Company intends to continue to work closely with major customers, several of which are the leading suppliers of microprocessors and computer hard disks in their respective industries. Now that a majority of the Company is no longer owned by a foreign company, the Company is eligible and intends to join government-industry consortia to develop leading edge technologies for existing and other inspection markets not yet served by the Company. In addition, the Company believes that the recent management buyout, as well as the funds received from its initial public offering, will increase its attraction as a joint venture or strategic alliance partner with other semiconductor and computer hard disk manufacturers.

         * Broaden Product Offerings through Acquisitions. Although no acquisition is currently planned and there can be no assurance that the Company will complete any acquisition; QCO plans to expand its activities in related inspection markets, such as the expected market for flat panel displays. In addition, there are a number of smaller companies in the inspection market that have technology and market links with the Company's existing businesses, including material handling and stocking equipment, cleaning equipment, and related products.

         * Provide Broad Range of Photomask Inspection Solutions. The Company's strategy is to provide a broad range of technical solutions, leveraged off of existing technologies, with different performance characteristics. Certain of the Company's inspection systems currently address less complex photomask designs while new products, such as the QCO-4000, are designed to address the most sophisticated photomasks currently used.

         * Leverage Installed Base. In marketing new products to existing customers, the Company intends to leverage its existing customer base to upgrade the over 200 Company systems currently in the field with new product offerings. Many of the Company's products are built with modular systems which are designed to facilitate future enhancements, as well as new system software.

         * Expand Customer Support Services. The Company currently provides local support and service with personnel located in California, Texas, New Mexico, Oregon, Florida and Arizona in addition to its principal engineering services at its Burlington, Massachusetts headquarters. The Company intends to expand the number of customer support sites in both the United States and overseas to help facilitate customer support as well as support future sales opportunities.

PRODUCTS AND SERVICES

     QCO's current products consist of photomask, computer hard disk and flat panel display inspection systems. The Company's systems are designed to provide a lower cost of ownership through high performance, reliability and integration into the manufacturing process. The Company utilizes a number of different forms of lasers in its laser based inspection systems, allowing it to cover a broad range of technical requirements and cost sensitivities for its customers.

     Many of QCO's newer systems are designed to fit into its customer production lines virtually eliminating the need for special handling or production procedures while performing 100% inspection throughout the process. QCO's systems sort out fatal defects on disks and pelliclized photomasks before they become manufacturing yield or other quality problems. Many of QCO's systems have the sensitivity to detect defects or contamination less than 0.5 micrometers. The Company also introduced its new QCO-4000 in March 1996. This new system has the ability to detect defects or contamination of 0.3 micrometers (the equivalent of 0.06 micrometers on the semiconductor wafer), which will be required to detect defects in the next generation of semiconductors. Specific Company products include the following:

     QCO-4000: The QCO-4000 represents what the Company believes is a state-of-the-art breakthrough for inspecting pelliclized photomasks. Defects on complex, small featured photomasks are non-destructively detected and characterized with a sensitivity down to .25 micrometers, using the latest technologies in ultraviolet argon ion laser optics and innovative signal processing. The QCO-4000 is capable of inspecting all four critical surfaces of the photomask, which are the front and back pellicles and the front and back of the photomask. The QCO-4000 also provides for inspection both on a sampling basis as well as 100% inspection. This allows this system to be extremely versatile for needs ranging from incoming inspection to complete process characterization and documentation. Utilizing advanced systems control technology, the operator has complete control over all system operations and decisions. Computers incorporated in the product and several communication ports allow the QCO-4000 to be easily integrated into the manufacturing process, manufacturing resource planning ("MRP") and similar systems. The average selling price for this system is approximately $900,000 to $1,300,000, although various options can increase or reduce the cost of a specific system.

     API-3000/5: This automatic pelliclized photomask inspection system has a sensitivity of 0.5 micrometers and is compatible with many of the photomasks most commonly used in today's semiconductor manufacturing processes. This product is used by semiconductor manufacturers to qualify the photomask just prior to its use on lithography equipment as well as for incoming inspection. Photomask manufacturers utilize the system for final inspection as well as process control. The average selling price for this system is approximately $500,000 to $750,000, although various options can increase or reduce the cost of a specific system.

     RSO (Reticle System One): The RSO is a cluster tool incorporating an API-3000/5 inspection system, a cassette handling system (which holds cassettes of photomasks) which loads photomasks into lithography equipment cassettes, and an original equipment manufacturer ("OEM") photomask stocker with a storage capacity of between 740 and 1500 photomasks. The RSO is utilized by semiconductor manufacturers for photomask management and can eliminate manual handling and the associated risks of damage and contamination of the photomask once incoming inspection is accomplished. The average selling price for this system is approximately $1,500,000, although various options can increase or reduce the cost of a specific system.

     API-1100: This equipment is a photomask blank inspection system with full automatic handling capable of detecting pinholes and particulates as small as
0.3 micrometers. This product is utilized by photomask blank substrate manufacturers for final inspection and transfers the finished product directly into a shipping cassette from a process cassette. Quartz manufacturers also use this equipment for final inspection. The average selling price for this system is approximately $300,000 to $600,000, although various options can increase or reduce the cost of a specific system.

     DISKAN SERIES: These are computer hard disk inspection systems with integrated automatic handling, manual handling and external handling systems. DISKANs are used by magnetic media and other substrate manufacturers for both 100% inspection and sample inspection. In the United States, all of the major media manufacturers use the DISKAN for sample inspection on their lines to achieve process control. In 1996, the Company has experienced increasing demand by manufacturers to incorporate DISKANs directly in the production line for 100% inspection. The average selling price for this system is approximately $130,000 to $300,000, although various options can increase or reduce the cost of a specific system.

     API-1100FP: The API-1100FP is the Company's first product to address the inspection demands for flat panel display substrates inspection systems, including systems with automatic handling capability. This product is utilized for process control by flat panel display manufacturers, as well as flat panel display glass substrate manufacturers. The average selling price for this system is approximately $300,000 to $600,000, although various options can increase or reduce the cost of a specific system.

PRODUCTS UNDER DEVELOPMENT

     The Company's product development strategy is to make continuous improvements to its existing product line relying on its proprietary technologies and to expand prior development efforts in applications related to the markets it serves. The Company currently has an engineering and product development staff of 16 individuals who assist the Company's customers in integrating the Company's products into the customer's work environment. This engineering work provides the Company an opportunity to keep abreast of new market opportunities for the Company's technologies.

     Currently the Company is working on product enhancements to both its QCO-4000 and DISKAN product lines. The Company is commencing early development activities for the next generation of the photomask inspection market and anticipates introducing a new product in 1998 which will provide even higher sensitivities in measurements than currently provided with the QCO- 4000. The Company is also working on a transfer system which will allow it to automatically handle different photomask storage boxes. Currently many of the photomasks are in different sizes and are kept in different sizes and types of storage boxes. The new transfer system is designed to allow the systems to automatically handle the boxes so that the photomasks will never be manually handled. Management expects that this new system will significantly reduce the risk of contamination or damage to the photomask. The Company believes that this system will allow it to be the only Company that can handle all of the different photomasks used in stepper systems. In addition, the Company continues its efforts in the flat panel display market to modify its existing products for research and development in the inspection of flat panel displays. The technology used in flat panel displays will continue to evolve significantly in the near term and as a result, the Company expects that it will be required to continue to spend significant efforts in improving and developing new technologies for the flat panel display markets.

     The Company's success in developing and selling new and enhanced products depends upon a variety of factors, including accurate prediction of future customer requirements, introduction of new products on schedule, cost-effective manufacturing and product performance in the field. The Company's new product decisions and development commitments must anticipate the equipment needed to satisfy the requirements for inspection processes one or more years in advance of sales. Any failure to accurately predict customer requirements and to develop new generations of products to meet those requirements would have a sustained material adverse effect on the Company's business, financial condition and results of operations. New product transitions could adversely affect sales of existing systems, and product introductions could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products or enhancements of existing products fluctuate.

CUSTOMER SERVICE AND SUPPORT

     In addition to selling and installing standard products and providing support services, the Company also provides individualized engineering services for customers as well as technical support worldwide. In addition to providing technical support, the Company's service and support personnel advise customers about product applications, provide customer training, coordinate upgrades, manage spare parts and provide preventative maintenance.

     The Company's warranty obligations for its systems generally cover a 12-month period beginning upon final customer acceptance. However, many customers request service and support beyond the warranty period. The Company has historically derived less than 10% of its revenues from annual service and maintenance for its installed base of systems. Some of the Company's systems are currently serviced under service contracts and other customers purchase repairs on a labor and materials basis. Service revenues for the fiscal year ended December 31, 1996 and the fiscal year ended December 31, 1995 were $1,210,508 and $614,590, respectively. Historically, warranty expenses have been consistent with established allowances.

CUSTOMERS

     The Company's customers include semiconductor fabricators, photomask fabricators and suppliers, computer hard disk manufacturers and customers interested in developing flat panel displays. Repeat sales to existing customers represent a significant portion of the Company's product revenues, and the Company believes that its installed base of over 200 systems represents a significant competitive advantage, particularly in the United States.

     Historically, the Company has sold a significant proportion of its systems to a limited number of customers as the markets that the Company participates in are primarily dominated by a few major companies. Sales to the Company's ten largest customers accounted for approximately 75% and 95% of net sales in Fiscal 1996 and Fiscal 1995, respectively. Sales to the largest customer accounted for approximately 22% of total net sales for Fiscal 1996 and Fiscal 1995. The failure to replace sales with sales to other customers in succeeding periods would have a material adverse effect on the Company's business, financial condition and results of operations. The Company expects that sales to relatively few customers will continue to account for a high percentage of the Company's revenues in any accounting period in the foreseeable future. A reduction in orders from any such customer or the cancellation of any significant order could have a material adverse effect on the Company's business, financial condition and results of operations. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products.

     In addition, due to the substantial purchase price for the Company's products and systems, revenues and operating results may vary significantly from quarter to quarter depending upon the timing of orders and shipments.

SALES AND MARKETING

     QCO markets and distributes its products directly in the United States. The Company maintains sales offices in Burlington, Massachusetts and Santa Clara, California, and service or sales personnel in Arizona, Oregon, New Mexico, Florida and Texas. The Company also sells through manufacturers representatives, distributors and directly to certain customers internationally.

     Due to the significant involvement required to purchase QCO's systems and their highly technical nature, the sales process is often complex, requiring interaction with several levels of the customer's organization and extensive technical exchanges, product demonstrations and commercial negotiations. As a result, the sales cycle can often be quite long. Purchase decisions are typically made at a high level within the customer's organization and the sales process often requires broad participation across the QCO organization, from the President to the engineers who designed the product. Accordingly, the Company's systems typically have a lengthy sales cycle during which the

Company may expend substantial funds and management time and effort with no assurance that a sale will result.

ENGINEERING AND PRODUCT DEVELOPMENT

     The Company directs its engineering and design efforts at products for which the Company believes there is growing market demand and strong margins. In particular, the Company seeks to meet the requirements of its customers for products aimed at emerging applications in the semiconductor, computer hard disk and flat panel display inspection markets by applying the latest available technology and the design and engineering know-how gained from the Company's focus on this market. For many of its customers, the Company provides engineering and design support to help integrate the Company's products into production environments. By working closely with these customers, the Company is exposed to new market opportunities for its products.

     The Company employed 17 individuals in engineering and product development as of December 31, 1996. During Fiscal 1996 and Fiscal 1995, the Company's engineering expenses totaled approximately $1,405,000 and $1,587,000, or 10.3% and 15.3% of sales, respectively. The Company expenses all software development costs as incurred. During Fiscal Year 1995, engineering expenses increased due to efforts in connection with development of the QCO-4000.

     The Company's business strategy includes investing in or acquiring companies which offer the Company access to complementary technologies, and new markets within the Company's target industries. Historically, governmental sources did not fund QCO's product development efforts as a majority of QCO was foreign owned. After the management buyout, the Company joined SEMI- SEMATECH, an organization of equipment manufacturers and suppliers serving SEMATECH, and expects to seek funding for product development efforts from SEMATECH, a consortium of semiconductor manufacturers, Advanced Research Projects Agency ("ARPA") and other governmental and quasi-governmental agencies, including the U.S. Display Symposium. There can be no assurance that the Company will be successful in obtaining such funding.

COMPETITION

     The markets in which the Company competes are characterized by rapid technological change, evolving industry standards, rapid product obsolescence and intense competition. Competitors in the semiconductor photomask inspection market include KLA Instruments, Hitachi and Nikon. In the computer hard disk inspection market competitors include DPI Technology Systems, System Seiko, Phase Metrics and Hitachi. Based on the number of installations, the Company believes it is a leading supplier of semiconductor photomask soft defect inspection systems and computer hard disk inspection systems in the United States. The Company competes based on its installed base of customers, engineering and service capabilities, breadth of products, patents and proprietary information, and reputation. Many of the Company's competitors or potential competitors have greater financial, marketing and technological resources than the Company.

     The Company expects competition to continue in the future from existing competitors and from other companies that may enter the Company's existing or future markets with similar or alternative solutions that may be less costly or provide additional features. The Company believes that its ability to compete successfully depends on a number of factors, which include product quality and performance, order turnaround, the provision of competitive design capabilities, success in developing new applications, adequate manufacturing capacity, efficiency of production, timing of new product introductions by the Company, its customers and its competitors, the number and nature of the Company's competitors in a given market, price and general market and economic conditions. In addition, increased competitive pressure may lead to intensified price competition, resulting in lower prices and gross margins, which could materially adversely affect the Company's business and results of operations. No assurance can be given that the Company will compete successfully in the future.

     The semiconductor, computer hard disk and flat panel display industries in general, are characterized by rapid technological change and evolving industry standards. As a result, the Company must continue to enhance its existing products and to develop and manufacture new products and upgrades with improved capabilities. This has required and will continue to require substantial investments in research and development by the Company to advance a number of state- of-the-art technologies. Continuous investments in research and development will also be required to respond to the emergence of new technologies. The failure to develop, manufacture and market new products, or to enhance existing products, would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's competitors can be expected to continue to develop and introduce new and enhanced products, any of which could cause a decline in market acceptance of the Company's products or a reduction in the Company's margins as a result of intensified price competition.

     Changes in manufacturing processes could also have a materially adverse effect on the Company's business, financial condition and results of operations. The Company anticipates continued changes in semiconductor and flat panel display technologies and processes. There can be no assurance that the Company will be able to develop, manufacture and sell products that respond adequately to such changes.

BACKLOG

     The Company's backlog for products and services was approximately $740,000 at December 31, 1996. QCO defines backlog to include only those systems, accessories and upgrades with respect to which a purchase order has been received and a delivery schedule has been specified for shipment over the next twelve (12) months, and contracts for services to be provided for longer periods up to 36 months. Cancellations of product purchase orders are subject to penalties, depending upon the time of cancellation. Although a significant indicator of business levels, backlog is not necessarily representative of future sales.

MANUFACTURING

     The Company's manufacturing activities consist of final assembly of subassemblies, which are then integrated into finished systems and tested for compliance with customer requirements. The Company believes that production lead time, product quality and customer response are key elements to its success.

     Although the Company manufactures some of the subassemblies used in its systems, most are purchased from unaffiliated subcontractors, typically to the Company's specifications. None of the Company's suppliers is obligated to provide the Company with any specific quantity of components or subassemblies over any specific period. Certain of the components and subassemblies included in the Company's products are obtained from a limited group of suppliers. In addition, because the Company believes that subsystem vendors have increased their manufacturing expertise, the Company expects to continue to obtain virtually all of its components and subassemblies from third parties in order to devote its resources toward systems design, software development and systems integration, its primary areas of competence. To date, the Company has generally been able to obtain adequate and timely delivery of critical subassemblies and components, although it has experienced occasional delays. Because the manufacture of these components and subassemblies is very complex and requires long lead times, and although alternative sources are available, such sources may not be readily available. As a result, there can be no assurance that delays or shortages caused by suppliers will not occur in the future. Any disruption of the Company's supply of critical components and subassemblies could prevent the Company from meeting its manufacturing schedules, which could damage relationships with customers and would have a materially adverse effect on the Company's business, financial condition and results of operations.

     The Company's systems have a large number of components and are highly complex. To date, the Company has experienced only limited delays in manufacturing and delivering systems and upgrades and may experience similar or more extended delays in the future. Any inability to manufacture and ship systems or upgrades on schedule could adversely affect the Company's relationships with its customers and thereby materially adversely affect the Company's business, financial condition and results of operations. Due to recent increases in demand, the average time between order and shipment of the Company's systems has increased over the last fiscal year. The Company's ability to increase its manufacturing capacity in response to an increase in demand is limited given the complexity of the manufacturing process, the lengthy lead times necessary to obtain critical components and the need for highly skilled personnel. The failure of the Company to keep pace with customer demand would lead to further extensions of delivery times, which could deter customers from placing additional orders, and could adversely affect product quality. No assurance can be given that the Company will be successful in increasing its manufacturing capacity.

GOVERNMENTAL REGULATIONS AND INDUSTRY STANDARDS

     The Company's products and worldwide operations are subject to numerous governmental regulations designed to protect the health and safety of operators of manufacturing equipment. In particular, the European Union ("EU") has recently issued regulations relating to electromagnetic fields, electrical power and human exposure to laser radiation. In addition, numerous domestic semiconductor manufacturers including certain of the Company's customers, have subscribed to voluntary health and safety standards and decline to purchase equipment not meeting such standards. The Company believes that its products currently comply with all applicable material governmental health and safety regulations, including those of the EU, and with the voluntary industry standards currently in effect.

PROTECTION OF PROPRIETARY INFORMATION

     The Company holds eight United States patents and has an additional five patent applications pending. Several of the issued patents are also issued in Japan, Europe and Canada. The Company has many patent applications pending, a number of which are associated with the new QCO-4000. Most of the issued patents relate to advanced inspection measurement techniques. The issued United States patents expire from 2001 to 2114.

     The Company's products require technical know-how to engineer and manufacture and are based, in part, upon proprietary technology. To the extent proprietary technology is involved, the Company relies on patents and trade secrets that it seeks to protect, in part, through confidentiality agreements. No assurance can be given that such agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to, or independently developed by, existing or potential competitors of the Company. The Company may be involved from time to time in litigation to determine the enforceability, scope and validity of its rights. In addition, no assurance can be given that the Company's products will not infringe any patents of others. Litigation could result in substantial cost to the Company and diversion of effort by the Company's management and technical personnel.

EMPLOYEES

     As of December 31, 1996, the Company had 60 full-time employees, of which 17 were in sales, marketing and service, 16 were in engineering and product development, 7 were in administration and 20 were in manufacturing.

     None of the Company's employees are represented by a labor union. The Company considers its relationships with its employees to be satisfactory. The Company's financial performance will depend significantly upon the continued contributions of its officers and key management, technical, sales and support personnel, many of whom would be difficult to replace. In addition, the Company believes that certain of its former employees currently provide services or technical support to the

Company's customers or competitors. No assurance can be given that the Company will be successful in attracting or retaining qualified personnel.

ITEM 2.           FACILITIES

     The Company maintains its principal executive offices, research and development, and manufacturing operations in an approximately 30,000 square foot facility in Burlington, Massachusetts leased from N.W. Building 24 Trust. The Company currently pays base rent in the amount of approximately $16,250 per month plus taxes, betterment assessments, insurance costs and utility charges with respect to the facility, pursuant to a lease that expires on June 30, 1997. Although no assurance can be given, the Company believes that adequate facilities for its principal executive offices, research and development and manufacturing operations are available at competitive rates for its needs upon expiration of its current lease.

     The Company also maintains a sales office in an approximately 1,000 square foot facility in Santa Clara, California, leased from Koll/Intereal Bay Area. The Company currently pays base rent of $1,385 per month plus certain expenses related to the facility, pursuant to a lease that expires on July 21, 1999. The Company believes that its facilities for its sales office are adequate for its current needs.

     Although no assurance can be given, the Company believes that adequate facilities for expansion, if required, are available at competitive rates. Although the Company has no present plans to acquire additional research and development, manufacturing or shipping facilities, it may in the future seek to establish additional research and development, manufacturing or shipping facilities as a result of its anticipated growth or acquisitions.

ITEM 3.           LEGAL PROCEEDINGS

     The Company is not involved in any litigation of a material nature.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter during the fourth quarter of the fiscal year covered by this report to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS.

     The  Company's  Common  Stock is  traded  on the  American  Stock  Exchange
("AMEX") under the symbol "OPC." On March 26, 1997, the closing price of the Company's Common Stock as reported on the AMEX was $3.875. The Company's Redeemable Warrants are traded on AMEX under the symbol "OPC+." On March 26, 1997, the closing price of the Company's Redeemable Warrants as reported on the AMEX was $.625.

     As of March 25, 1997, there were approximately 9 holders of record of the Company's Common Stock and approximately 6 holders of record of the Company's Redeemable Warrants. Management believes that there are over 500 beneficial owners of the Company's Common Stock and over 500 beneficial owners of the Company's Redeemable Warrants.

     For the periods indicated, the following table set forth the range of high and low sale prices for the Company's Common Stock and Redeemable Warrants as reported by AMEX.

                                                                                            REDEEMABLE
                                                                COMMON STOCK                 WARRANTS
                                                                ------------                 --------
                                                              HIGH         LOW          HIGH         LOW
                                                              ----         ---          ----         ---
         1996
         ----
         Fourth Quarter (from October 24, 1996)(1)            $6.50        $4.75        $1.625       $.625

         1997
         ----
         First Quarter (through March 26, 1997)               $5.875       $3.75        $1.50        $.625

------------------
         (1)      The Company's securities began trading on AMEX on October 24, 1996.

     The Company has not paid cash dividends on its Common Stock since its inception and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business. Any future determination with respect to the payment of dividends will be subject to the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements, and financial position of the Company, general economic conditions, and other pertinent factors. In addition, the Company's agreement with its primary bank lender prohibits the payment of dividends without the bank's prior written consent.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

     Fiscal Year Ended December 31, 1996 ("Fiscal 1996") Compared to Fiscal Year Ended December 31, 1995 ("Fiscal 1995")

     Net sales for Fiscal 1996 were $13,577,104 compared to net sales of $10,373,464 for Fiscal 1995, an increase of 30.9%. The increase resulted primarily from increased demand for the Company's products for the inspection of computer hard disks.

     Cost of sales for Fiscal 1996 was $5,900,121 as compared to $4,798,902 for Fiscal 1995. As a result of increased sales, gross profit for Fiscal 1996 was $7,676,983 (56.5% of net sales) as contrasted to $5,574,562 (53.7% of net sales) in Fiscal 1995, an increase of 37.7%. The improvement in gross profit as a percentage of net sales was due primarily to the spreading of fixed overhead costs over a larger revenue base.

     Selling, general and administrative expenses increased to $3,824,002 for Fiscal 1996 (28.2% of net sales) as compared to $2,843,266 in Fiscal 1995 (27.4% of net sales). The increase was due to increased commissions as well as increases in administrative staff and expenses.

     Engineering expenses in Fiscal 1996 decreased to $1,404,850 (10.3% of net sales) from $1,586,951 in Fiscal 1995 (15.3% of net sales). The decrease in engineering expenses of $182,101 or 11.5% from Fiscal 1995 is attributable to higher materials and consulting expenses during Fiscal 1995 for development of QCO-4000. Engineering expenses as a percent of net sales were 10.3% in Fiscal 1996 as compared to 15.3% for Fiscal 1995 primarily due to the 30.9% increase in net sales.

     The Company recorded a management buyout charge of $1,701,000 in the first quarter of Fiscal 1996 which represents a non-cash, non-recurring charge associated with the acquisition of a 62.2% equity interest in the Company by management. This charge (12.5% of net sales) is not deductible for income tax purposes and as a result of this charge additional paid-in capital was increased by a like amount. See footnote 9 to the financial statements.

     Net interest expense was $107,786 (.8% of net sales) for Fiscal 1996 compared to $156,345 in Fiscal 1995 (1.5% of net sales). The decrease is due to lower levels of borrowing during Fiscal 1996.

     Income before provision for income taxes was $639,345 (4.7% of net sales) for Fiscal 1996 as compared to $988,000 in Fiscal 1995 (9.5% of net sales). Without the non-cash, non-recurring management buyout charge, in Fiscal 1996 the income before provision for taxes would have been $2,340,345 (17.2% of net sales).

     Due to limitations on the utilization of the Company's net operating loss ("NOLs") carryforwards and the non-deductibility of the management buyout charge, there was a provision for income taxes of $846,200 for Fiscal 1996. With the utilization of NOLs in Fiscal 1995 the provision for income taxes was $79,781. In connection with the management buyout and the issuances of shares in the Company's initial public offering ("IPO"), the Company is restricted in the NOLs it can use in future fiscal years in accordance with Section 382 of the Internal Revenue Code of 1986, as amended. As a result of the management buyout, the Company is limited to approximately $180,000 of loss utilization per year.

     The improvement in net sales and gross profit offset by the non-recurring, non-cash management buyout charge and the inability to fully utilize NOLs in Fiscal 1996 resulted in the Company incurring a net loss for Fiscal 1996 of $206,855 (1.5% of net sales) as compared to a net income in Fiscal 1995 of
$908,219 (or 8.8% of net sales). Excluding the non-cash, non-recurring management buyout charge, the Company would have had net income of $1,494,145 (11.0% of net sales) in Fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had cash and cash equivalents of $5,022,772, an increase of $3,591,808 from $1,430,964 at December 31, 1995.
Working capital was $7,669,497 at December 31, 1996 as compared to $2,060,723 at December 31, 1995, an increase of $5,608,774. Cash provided by operating activities was $3,569,831 during Fiscal 1996 compared to $1,102,581 of cash used in operating activities in Fiscal 1995. During Fiscal 1996 and Fiscal 1995, the Company only made limited investments in property and equipment.

     From time to time since inception, the Company has received loans from Kobe Steel and its affiliates to meet certain obligations, capital expenditures and general working capital requirements of the Company. On March 29, 1996, Kobe Steel USA Holdings, Inc. made a capital infusion of $4,250,000 to repay a loan of $4,250,000 previously made to the Company by Kobe Steel USA International, Inc. In addition, the Company repurchased 62.2% of the Company's common stock (99.5% of the Company was previously held by Kobe Steel USA Holdings, Inc.) for $5,000,000. Payment for the shares was made with $3,250,000 from a revolving line of credit from the Company's bank, $1,000,000 of cash from the Company's cash accounts and a $750,000 loan from Kobe Steel USA Holdings, Inc. which was paid in full in October 1996 using a portion of the proceeds of the Company's initial public offering in October 1996 (the "IPO"). Subsequent to the repurchase, but prior to the IPO, the Company utilized cash provided from operations to reduce borrowings under the revolving line of credit from the Company's bank by $3,011,612.

     In connection with the stock repurchase from Kobe Steel USA Holdings, Inc., the Company entered into a revolving line of credit with State Street Bank and Trust Company. The revolving line of credit agreement allows for maximum borrowings of $4,000,000 and requires monthly payment of interest on the outstanding balance to maturity on June 30, 1998. Borrowings under the revolving line of credit agreement are limited to 80% of qualifying accounts receivable and 10% (not to exceed $350,000) of qualifying inventory. Borrowings under the agreement bear interest at the bank's prime rate (8.25% at December 31, 1996) plus .5%. The terms of the loan agreement provide for the maintenance of certain specified financial ratios including, but not limited to, quick ratio, debt to equity and net worth ratios, and restrict certain transactions without the bank's prior written consent. As of December 31, 1996, the Company was not in default of any of the covenants and provisions of the credit agreement. Borrowings under the agreement are secured by substantially all the assets of the Company. At December 31, 1996, the Company had no borrowings outstanding under the revolving credit agreement and availability of approximately $2,025,000.

     On October 24, 1996, the Company's Registration Statement on Form SB-2 was declared effective by the Securities and Exchange Commission and the Company completed its IPO of 950,000 shares of Common Stock at $6.00 per share and 950,000 Redeemable Warrants at $.10 per warrant. Further, on November 15, 1996, the underwriters exercised their over-allotment option and purchased an additional 142,500 shares of Common Stock at $6.00 per share and 142,500 Redeemable Warrants at $.10 per warrant. The Company received total net proceeds of $5,074,311 after deducting underwriters' discounts, commissions and other offering expenses.

     Based on its current cash balances, current bank credit facilities and anticipated results of operations, management believes that the Company has sufficient funds to meet its working capital requirements for the next twelve months. Thereafter, the Company anticipates that it could need additional financing to meet its current plans for expansion. No assurance can be given of the Company's ability to obtain financing on favorable terms, if at all. If the Company is unable to obtain additional financing, its ability to meet its current plan for expansion could be materially adversely affected.

INFLATION

     To date, inflation has not had a material effect on the Company's business.

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements are filed as part of this report:


                                                                                                 PAGE
                                                                                                 ----

     Report of Independent Public Accountants   ...............................................   F-2
     Balance Sheets as of December 31, 1995 and December 31, 1996..............................   F-3
     Statements of Operations for the years ended December 31, 1995 and
        December 31, 1996......................................................................   F-4
     Statements of Stockholders' Equity for the years ended
        December 31, 1995 and December 31, 1996................................................   F-5
     Statements of Cash Flows for the years ended December 31, 1995
        and December 31, 1996..................................................................   F-6
     Notes to Financial Statements.............................................................   F-7


ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the two most recent fiscal years of the Company, there have been no changes in the Company's independent public accountants or disagreements between the Company and its independent public accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The Company intends to file a Definitive Proxy Statement within 120 days of the completion of the Company's fiscal year ended December 31, 1996. The information required by this item is incorporated by reference from the Proxy Statement.

ITEM 10.          EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference from the Proxy Statement.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference from the Proxy Statement.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference from the Proxy Statement.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

         (A)      EXHIBITS.

                  (1)      The following exhibits are filed herewith:

Exhibit
  No.                      Title
  ---                      -----

  11              Earnings Per Share Computations.

  27              Financial Data Schedule.

                  (2) The following exhibits were filed as part of the Company's Registration Statement on Form SB-2 (No. 333-07683), declared effective by the Commission on October 24, 1996 and are incorporated herein by reference:

EXHIBIT
  NO.                               TITLE
  ---                               -----

  3a              Certificate of Incorporation, as amended.

  3b              Bylaws, as amended.

  4a Sections of Bylaws and Certificate of Incorporation defining the rights of securityholders (contained in Exhibits 3a and 3b).

  4b              Specimen Common Stock Certificate.

  4c              Form of Representative's Warrant Agreement (revised).

  4d              Form of Lock-Up Letters.

  4e              Specimen Warrant Certificate.

  4f              Form of Warrant  Agreement between the Company and the Warrant
                  Agent.

  9 QC Optics Voting Trust u/d/t dated as of October 27, 1995 by and among Eric T. Chase, as trustee, and Eric T. Chase, Karl Andrew Bernal, Jay L. Ormsby, John R. Freeman, Albert E. Tobey and Abdu Boudour.

  10a Lease Agreement between the Company and Norwest Building 24 Trust, as extended and amended.

  10b Stock Repurchase and Loan Repayment Agreement among the Company, Kobe Steel USA Holdings, Inc., and Eric T. Chase, as trustee of the QC Optics Voting Trust, dated October 27, 1995.

  10c Agreement and Plan of Merger by and among the Company, Sally, Inc. and the Stockholders of Sally, Inc., dated October 30, 1995.

  10d First Amendment to the Stock Repurchase and Loan Repayment Agreement by and among the Company, Kobe Steel USA Holdings, Inc., and Eric T. Chase, as a trustee and on behalf of the QC Optics Voting Trust, dated March 29, 1996.

  10h Promissory Note of QC Optics, Inc. to State Street Bank and Trust Company, dated March 29, 1996.

EXHIBIT
  NO.                               TITLE
  ---                               -----

  10i Security Agreement (All Assets) by and between the Company and State Street Bank and Trust Company, dated March 29, 1996.

  10j Credit Agreement by and between the Company and State Street Bank and Trust Company, dated March 29, 1996.

  10k Collateral Assignment of Trademarks and Patents by and between the Company and State Street Bank and Trust Company, dated March 29, 1996.

  10p             1996 Stock Option Plan.

  10q             1996 Director Formula Stock Option Plan.

  10r Form of Employment Agreements effective as of July 1, 1996 entered into by and between the Company and Eric T. Chase, Jay
                  L. Ormsby, Albert E. Tobey, K. Andrew Bernal, Abdu Boudour and John R. Freeman.

  10s Distribution Agreement by and between ETEC Systems, Inc. and the Company, dated December 19, 1994.

         (B)      REPORTS ON FORM 8-K.

     No reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        QC OPTICS, INC.



                                        By:/s/ Eric T. Chase
                                           -------------------------------------
                                           Eric T. Chase
                                           President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Name                                        Capacity                                    Date
         ----                                        --------                                    ----



/s/ Eric T. Chase                                    President, Chief Executive Officer,         March 27, 1997
----------------------------------                   and Chairman of the Board of
Eric T. Chase                                        Directors (Principal Executive
                                                     Officer)


/s/ John R. Freeman                                  Vice President of Finance and               March 27, 1997
---------------------------------                    Treasurer (Principal Financial
John R. Freeman                                      and Principal Accounting Officer)



/s/ Charles H. Fine                                  Director                                    March 27, 1997
--------------------------------
Charles H. Fine



/s/ John M. Tarrh                                    Director                                    March 27, 1997
-------------------------------
John M. Tarrh


                                 QC OPTICS, INC.

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                 PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                         F-2

BALANCE SHEETS AS OF DECEMBER 31, 1995 AND 1996                                                  F-3

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996                          F-4

STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31,
1995 AND 1996                                                                                    F-5

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996                          F-6

NOTES TO FINANCIAL STATEMENTS                                                                    F-7




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To QC Optics, Inc.:

We have audited the accompanying balance sheets of QC Optics, Inc. (a Delaware corporation) as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QC Optics, Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for of the years ended December 31, 1995 and 1996, in conformity with generally accepted accounting principles.




                                              ARTHUR ANDERSEN LLP




Boston, Massachusetts
February 12, 1997



                                 QC OPTICS, INC.

                   BALANCE SHEETS--DECEMBER 31, 1995 AND 1996

                                     ASSETS

                                                                                          1995                1996
CURRENT ASSETS:
   Cash and cash equivalents                                                           $ 1,430,964    $     5,022,772
   Accounts receivable, less allowance of $75,000 and $100,000 at                        3,236,706          1,884,694
     December 31, 1995 and 1996, respectively
   Inventory                                                                             2,893,122          3,383,060
   Prepaid expenses                                                                         18,003             69,597
                                                                                     -------------    ---------------

         Total current assets                                                            7,578,795         10,360,123
                                                                                     -------------    ---------------

PROPERTY AND EQUIPMENT, AT COST:
   Furniture and fixtures                                                                   99,686            148,391
   Machinery and equipment                                                                 296,193            299,822
   Leasehold improvements                                                                   57,085             57,085
   Motor vehicles                                                                           23,458             23,458
                                                                                     -------------    ---------------
                                                                                           476,422            528,756

   Less--Accumulated depreciation                                                           358,243            408,902
                                                                                      -------------    ---------------

         Property and equipment, net                                                       118,179            119,854
                                                                                     -------------    ---------------

DEFERRED TAX ASSETS                                                                              -            208,000
                                                                                     -------------    ---------------

OTHER ASSETS                                                                                24,936             24,943
                                                                                     -------------    ---------------

         Total assets                                                                  $ 7,721,910    $    10,712,920
                                                                                       ===========    ===============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Loan payable to affiliate                                                           $ 4,250,000    $             -
   Accounts payable                                                                        487,774            683,847
   Accrued payroll and related expenses                                                    332,829            427,897
   Accrued commissions                                                                      95,150            538,061
   Accrued income taxes                                                                     71,000            469,200
   Accrued expenses                                                                        245,402            414,059
   Customer deposits                                                                        35,917            157,562
                                                                                     -------------    ---------------

         Total current liabilities                                                       5,518,072          2,690,626
                                                                                     -------------    ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value-
     Authorized--1,000,000 shares
     Issued and outstanding--no shares at December 31, 1995 and 1996                              -                  -
   Common stock, $.01 par value-
     Authorized--10,000,000 shares
     Issued and outstanding--2,150,000 shares at December 31, 1995 and 3,242,500 at
       December 31, 1996                                                                    21,500             32,425
   Additional paid-in capital                                                            3,888,500          9,902,886
   Accumulated deficit                                                                  (1,706,162)        (1,913,017)
                                                                                     -------------    ---------------

         Total stockholders' equity                                                      2,203,838          8,022,294
                                                                                     -------------    ---------------

         Total liabilities and stockholders' equity                                    $ 7,721,910    $    10,712,920
                                                                                       ===========    ===============


    The accompanying notes are an integral part of these financial statements.



                                 QC OPTICS, INC.

                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996



                                                                                          1995              1996

NET SALES                                                                            $    10,373,464  $    13,577,104

COST OF SALES                                                                              4,798,902        5,900,121
                                                                                     ---------------  ---------------

         Gross profit                                                                      5,574,562        7,676,983
                                                                                     ---------------  ---------------

OPERATING EXPENSES:
   Selling, general and administrative expenses                                            2,843,266        3,824,002
   Engineering expenses                                                                    1,586,951        1,404,850
   Management buyout charge (Note 9)                                                               -        1,701,000
                                                                                     ---------------  ---------------

         Total operating expenses                                                          4,430,217        6,929,852
                                                                                     ---------------  ---------------

         Operating income                                                                  1,144,345          747,131

INTEREST INCOME                                                                              112,982           56,170

INTEREST EXPENSE                                                                            (269,327)        (163,956)
                                                                                     ---------------  ---------------

         Income before provision for income taxes                                            988,000          639,345

PROVISION FOR INCOME TAXES                                                                    79,781          846,200
                                                                                     ---------------  ---------------

         Net income (loss)                                                           $       908,219  $      (206,855)
                                                                                     ===============  ===============

NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARES                                $    .42         $   (.09)
                                                                                         ========         ========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
                                                                                           2,173,174        2,346,325
                                                                                         ===========      ===========

   The accompanying notes are an integral part of these financial statements.



                                 QC OPTICS, INC.


                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996



                                                         PREFERRED STOCK                COMMON STOCK            ADDITIONAL
                                                      NUMBER          PAR           NUMBER          PAR          PAID-IN
                                                     OF SHARES       VALUE         OF SHARES       VALUE         CAPITAL

BALANCE, DECEMBER 31, 1994                                 -    $        -         2,150,000    $   21,500    $    3,888,500

  Net income                                               -             -                 -             -                 -
                                                  ----------     ---------      ------------   -----------    --------------

BALANCE, DECEMBER 31, 1995                                 -             -         2,150,000        21,500         3,888,500

  Net loss                                                 -             -                 -             -                 -

  Issuance of shares--management buyout
   (Note 9)                                                -             -                 -             -         1,701,000

  Issuance of initial public offering shares
   (Note 10)                                               -             -         1,092,500        10,925         5,063,386

  Recapitalization (Note 9)                                -             -                 -             -          (750,000)
                                                  ----------     ---------      ------------   -----------    --------------

BALANCE, DECEMBER 31, 1996                                 -        $    -         3,242,500    $   32,425    $    9,902,886
                                                  ==========        ======      ============    ==========    ==============



                                                                              TOTAL
                                                          ACCUMULATED     STOCKHOLDERS'
                                                            DEFICIT           EQUITY

BALANCE, DECEMBER 31, 1994                               $   (2,614,381)  $   1,295,619

  Net income                                                    908,219         908,219
                                                        ---------------  --------------

BALANCE, DECEMBER 31, 1995                                   (1,706,162)      2,203,838

  Net loss                                                     (206,855)       (206,855)

  Issuance of shares--management buyout
   (Note 9)                                                           -       1,701,000

  Issuance of initial public offering shares
   (Note 10)                                                          -       5,074,311

  Recapitalization (Note 9)                                           -        (750,000)
                                                        ---------------  --------------

BALANCE, DECEMBER 31, 1996                               $   (1,913,017)  $   8,022,294
                                                         ==============   =============


   The accompanying notes are an integral part of these financial statements.



                                 QC OPTICS, INC.

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996

                                                                                          1995              1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                 $       908,219  $      (206,855)
                                                                                     ---------------  ---------------
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities-
     Management buyout charge (Note 9)                                                             -        1,701,000
     Depreciation and amortization                                                            55,504           50,659
     Loss on sale of property                                                                  3,226                -
     Increase in deferred taxes, net                                                               -         (208,000)
     Changes in operating assets and liabilities-
       Accounts receivable                                                                (1,334,675)       1,352,012
       Inventory                                                                            (608,677)        (489,938)
       Prepaid expenses and other assets                                                        (710)         (51,601)
       Accounts payable                                                                      (89,864)         196,073
       Accrued expenses                                                                      182,028        1,104,836
       Customer deposits                                                                    (217,632)         121,645
                                                                                     ---------------  ---------------

              Total adjustments                                                           (2,010,800)       3,776,686
                                                                                     ---------------  ---------------

              Net cash provided by (used in) operating activities                         (1,102,581)       3,569,831
                                                                                     ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                        (43,691)         (52,334)
   Proceeds on sale of property and equipment                                                  6,438                -
                                                                                     ---------------  ---------------

              Net cash used in investing activities                                          (37,253)         (52,334)
                                                                                     ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from initial public offering, net (Note 10)                                            -        5,074,311
   Borrowings from revolving line of credit                                                        -        4,886,611
   Payments on revolving line of credit                                                            -       (8,136,611)
   Recapitalization and management buyout-
     Capital contribution from Kobe Steel                                                          -        4,250,000
     Payment on loan payable to affiliate                                                          -       (4,250,000)
     Borrowings from revolving line of credit                                                      -        3,250,000
     Redemption of common stock from Kobe Steel                                                    -       (5,000,000)
                                                                                     ---------------  ---------------

              Net cash provided by financing activities                                            -           74,311
                                                                                     ---------------  ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (1,139,834)       3,591,808

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             2,570,798        1,430,964
                                                                                     ---------------  ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $     1,430,964  $     5,022,772
                                                                                     ===============  ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for-
     Interest                                                                        $       288,886  $       170,822
                                                                                     ===============  ===============
     Income taxes                                                                    $        35,021  $       656,000
                                                                                     ===============  ===============

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
   Issuance of shares (Note 9)                                                       $             -  $     1,701,000
                                                                                     ===============  ===============


   The accompanying notes are an integral part of these financial statements.



                                 QC OPTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996




(1)    DESCRIPTION OF BUSINESS

       QC Optics, Inc. (the Company) was formed in 1986 and manufactures high-end critical surface inspection systems for sales to the semiconductor, flat panel display and computer hard disk drive industries.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Revenue Recognition

       Revenues from product sales are recognized at the time equipment is shipped. Revenues from service and maintenance agreements are recognized ratably over the period covered by the agreement. Service and maintenance revenues were less than 10% of total net sales in each of the years ended December 31, 1995 and 1996.

       The Company derives most of its annual revenues from a relatively small number of sales of products, systems and upgrades. As a result, any delay in the recognition of revenue for a single product, system or upgrade would have a material adverse effect on the Company's results of operations for a given accounting period. In addition, some of the Company's net sales have been realized near the end of a quarter. Accordingly, a delay in a shipment scheduled to occur near the end of a particular quarter could materially adversely affect the Company's results of operations for that quarter.

       The Company's operating results have historically been subject to significant quarterly and annual fluctuations. The Company believes that its operating results will continue to fluctuate on a quarterly and annual basis due to a variety of factors, including the cyclicality of the industries served by the Company's inspection products; patterns of capital spending by customers; the timing of significant orders; order cancellations and shipment reschedulings; unanticipated delays in design, engineering or production, or in customer acceptance of product shipments; changes in pricing by the Company or its competitors; the mix of systems sold; and the availability of components and subassemblies, among others.

       Warranty Costs

       The Company accrues warranty costs in the period the related revenue is recognized. Warranty costs were not material for the years ending December 31, 1995 and 1996.

       Research and Development Costs

       Research and development costs are expensed as incurred and are included in engineering expenses in the accompanying statements of operations. Research and development costs for the years ended December 31, 1995 and 1996 amounted to $925,938 and $577,327, respectively.



                                 QC OPTICS, INC.


                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Cash and Cash Equivalents

       Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

       Inventory

       Inventory is stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                         DECEMBER 31,
                                                    1995              1996

        Raw materials and finished parts       $    1,390,362   $    1,149,376
        Work-in-process                             1,502,760        2,233,684
                                               --------------   --------------

                                               $    2,893,122   $    3,383,060
                                               ==============   ==============

       Work-in-process and finished parts inventories include material, labor and manufacturing overhead.

       Property and Equipment

       Property and equipment are stated at cost. Maintenance and repair items are charged to expense when incurred; renewals and betterments are capitalized. When property and equipment are retired or sold, their costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in income.

       The Company provides for depreciation using the straight-line method to amortize the cost of plant and equipment over their estimated useful lives, which generally are as follows:

                                     ESTIMATED
     ASSET CLASSIFICATION           USEFUL LIFE

Furniture and fixtures                 3-8 Years
Machinery and equipment                3-8 Years
Leasehold improvements                8-10 Years
Motor vehicles                         3-5 Years



                                 QC OPTICS, INC.


                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)



(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Income Taxes

       The Company utilizes the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the temporary differences between the tax and financial statement carrying amounts of assets and liabilities. Deferred tax assets are recognized net of any valuation allowance. The Company and Kobe Steel USA Holdings, Inc. (Kobe Steel), 99.5% owner of the Company prior to March 29, 1996 (see Note 9), had a tax-allocation agreement. Prior to March 29, 1996, the Company's results of operations were included in the consolidated federal return of Kobe Steel. The agreement calls for the provision (benefit) and payments (refunds) to be made as if the Company were to file its own separate company tax returns.

       Concentration of Credit Risk

       Financial   instruments  that   potentially   expose  the  Company  to  a
       concentration of credit risk include accounts receivable and cash and cash equivalents.

       The Company sells its products primarily to large corporate customers in the semiconductor, flat panel displays and computer hard disk drive industries and performs ongoing evaluations of its customers' financial conditions. Concentration of credit risk with respect to sales and trade receivables is primarily due to the following:



                                 NET SALES FOR THE               ACCOUNTS RECEIVABLE AS OF
                              YEARS ENDED DECEMBER 31,                 DECEMBER 31,
                                1995              1996             1995             1996

        Company A        $     3,295,000   $    1,871,000    $    1,945,000     $    501,000
        Company B              1,641,000          170,000           113,000          126,000
        Company C              1,309,000           48,000           277,000           12,000
        Company D              1,209,000        1,309,000           446,000          325,000
        Company E                512,000          564,000           344,000            5,000
        Company F                      -        1,596,000                 -                -
        Company G                      -          358,000                 -          250,000
        Company H                      -          227,000                 -          227,000
        Company I                      -          441,000                 -          288,000



                                 QC OPTICS, INC.


                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Concentration of Credit Risk (Continued)

       The Company maintains cash balances and short-term investments in commercial paper at financial institutions in Massachusetts. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured cash and cash equivalent bank balances amounted to approximately $1,501,000 and $4,976,000 at December 31, 1995 and 1996, respectively.

       Export net sales, denominated in U.S. dollars, were as follows:

                                        FOR THE YEARS ENDED
                                       1995               1996

               Asia/Pacific     $    1,819,717    $    4,883,940
               Europe                   37,462           110,567
               Other                         -            19,529

       Fair Value of Financial Instruments

       The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.

       Impairment of Long-Lived Assets

       Beginning on January 1, 1996, the Company was required to adopt SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. SFAS No. 121 addresses accounting and reporting requirements for long-term assets based on their fair market values. Adoption of SFAS No. 121 did not have a material impact on the Company's financial condition and results of operations.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.


                                 QC OPTICS, INC.


                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)



(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Net Income (Loss) per Common Share

       Net income (loss) per common share has been determined by dividing net income (loss) by the weighted average of common and common equivalent shares outstanding during the period. As required by the Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common and common equivalent shares and other potentially dilutive instruments, including stock options, issued during the twelve-month period prior to the public offering date have been included in the calculation as if they were outstanding for all periods prior to the date of the Company's initial public offering.

       In June 1996, the Company's Board of Directors approved an approximate 1.72-for-1 common stock split. Accordingly, all share and per share amounts of common stock for all periods presented have been retroactively adjusted to reflect the split. In addition, the stockholders increased the authorized capital stock of the Company to 1,000,000 shares of $.01 par value preferred stock and 10,000,000 shares of $.01 par value common stock.

(3)    INCOME TAXES

       The components of the income tax provision (benefit) are as follows:

                                    FOR THE YEARS ENDED
                                        DECEMBER 31,
                                    1995             1996

          Current-
             Federal           $         -     $      836,429
             State                  79,781            217,771
                             -------------    ---------------

                                    79,781          1,054,200
                             -------------    ---------------
          Deferred-
             Federal                     -           (208,000)
             State                       -                  -
                             -------------    ---------------

                                         -           (208,000)
                             -------------    ---------------

                               $    79,781     $      846,200
                               ===========     ==============


                                 QC OPTICS, INC.


                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)




(3)    INCOME TAXES (Continued)

       The Company's effective tax rate differs from the federal statutory rate of 34% in 1995 and 1996 due to the following:

                                                                1995             1996

Computed tax provision at statutory rate                   $      335,920    $      217,377
Increase (reductions) resulting from-
    Management buyout charge                                            -           578,340
    State taxes                                                    79,781           217,771
    Items not deductible for income tax purposes                   19,956            40,712
    Change in valuation reserve                                  (355,876)         (208,000)
                                                          ---------------   ---------------

                                                           $       79,781    $      846,200
                                                           ==============    ==============

       Under the Tax Reform Act of 1986, the amount of the benefit from net operating losses may be impaired or limited in certain circumstances, including a cumulative stock ownership change of more than 50% over a three-year period, which occurred in connection with the management buyout. As a result of the management buyout, the Company is limited to approximately $180,000 of loss utilization per year.

       Deferred income taxes at December 31, 1995 and 1996 consisted of the following:

                                                                  1995              1996
        DEFERRED TAX ASSETS:
           Inventories                                       $      240,000   $      460,000
           Other reserves                                           154,000          196,000
           Net operating loss carryforwards                         870,000          811,000
                                                             --------------   --------------

                 Total gross deferred tax assets                  1,264,000        1,467,000

                 Less--Valuation allowance                         1,258,000        1,250,000
                                                              -------------------------------

                 Net deferred tax assets                              6,000          217,000
                                                             --------------   --------------

        DEFERRED TAX LIABILITIES:
           Depreciation                                               6,000            9,000
                                                             --------------   --------------

                  Total deferred tax liabilities                      6,000            9,000
                                                             --------------   --------------

                  Net deferred tax asset                     $            -   $      208,000
                                                             ==============   ==============



                                 QC OPTICS, INC.


                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)


(3)    INCOME TAXES (Continued)

       Given the limitations on the utilization of the Company's net operating losses as a result of the management buyout and uncertainty surrounding the ability of the Company to generate future income in order to realize deferred tax assets in the future, primarily due to such factors as dependence on a few customers, rapid technological change and the cyclical nature of the semiconductor, computer hard disk and flat panel display industries, management has concluded that realizability of the deferred tax assets as of December 31, 1996 is uncertain and has, therefore, provided a valuation allowance against such deferred tax assets.

       For tax reporting purposes, the Company has a U.S. net operating loss carryforward of approximately $2,028,000, subject to Internal Revenue Service review and approval and certain IRS limitations on net operating loss utilization. Utilization of the net operating loss carryforward is contingent on the Company's ability to generate income in the future. The net operating loss carryforwards will expire from 2000 to 2008 if not utilized.

(4)    COMMITMENTS AND CONTINGENCIES

       The Company leases its operating facilities under two noncancelable operating lease agreements, the largest of which expires in June 1997. Rent expense for the years ended December 31, 1995 and 1996 amounted to approximately $264,000 and $245,000, respectively. Future minimum commitments under all noncancelable operating leases at December 31, 1996 are as follows:

                     1997               $      114,000
                     1998                       17,000
                     1999                        1,000
                                       ---------------

                                        $      132,000
                                       ===============


(5)    EMPLOYEE BENEFIT PLAN

       The Company participated in the 401(k) retirement savings plan of an affiliated company (the Plan) through July 1996. The Plan is a defined-contribution plan that covers substantially all of the Company's employees. Participants may make voluntary contributions of 1% to 15% of their annual compensation. The Company makes matching contributions up to a certain maximum percentage, and a future Company contribution can be made at the Company's discretion. During July 1996, the Company ceased participation in the Plan and began a new 401(k) retirement savings plan sponsored by the Company with equivalent provisions to the former Plan.


                                 QC OPTICS, INC.


                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)


(5)    EMPLOYEE BENEFIT PLAN (Continued)

       The Company charged to expense approximately $92,000 and $113,000 related to contributions to the Plan for the years ended December 31, 1995 and 1996, respectively. Included in accrued expenses is approximately $63,000 and $79,000 for Company matching and discretionary contributions to the Plan for the years ended December 31, 1995 and 1996, respectively.

(6)    RELATED PARTY TRANSACTIONS

       In 1987, the Company entered into an agreement with Kobe Steel, Ltd. (Kobe Japan), an affiliated Japanese company, which granted Kobe Japan an exclusive license to distribute and manufacture the Company's products in Japan and other Pacific Rim countries. During 1994, this agreement was terminated by mutual consent.

       The Company's sales to Kobe Japan amounted to approximately $611,000 or 6% of net sales for the year ended December 31, 1995.

       Kobe Japan, through its various subsidiaries, has provided loans to the Company by means of a revolving credit arrangement (the Affiliate Loan) over the years. On March 29, 1996, the Company paid the outstanding $4,250,000 of principal on the Affiliate Loan (see Note 9). Interest on the loans during the year ended December 31, 1995 and 1996 amounted to approximately $269,000 and $53,000, respectively.

(7)    STOCK OPTION PLANS

       In June 1996, the Board of Directors approved the 1996 Stock Option Plan (the 1996 Plan) under which employees, including Directors who are employees, may be granted options to purchase shares of the Company's common stock at not less than fair market value on the date of grant, as determined by the Board of Directors. The 1996 Plan also allows for nonqualified stock options to be issued to employees and nonemployees at prices that are less than fair market value. Options granted under the 1996 Plan are exercisable for up to a 10-year period from the date of grant. The Company has reserved 360,000 shares of common stock for issuance under the 1996 Plan. In June 1996, the Company granted options under the 1996 Plan for the purchase of 124,492 shares at $5.10 per share, the estimated fair market value on the date of grant, which become exercisable over three years, beginning on June 20, 1997, one year from the date of grant. Additionally, in June 1996, the Company granted options to purchase 107,500 shares of common stock at $6.30 per share, which became exercisable on October 24, 1996, the date the Company's initial public offering became effective (see Note 10). To date, all options have been issued with an exercise price at or above fair market value.


                                 QC OPTICS, INC.


                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)




(7)    STOCK OPTION PLANS (Continued)

       In June 1996, the Board of Directors approved a Director Formula Stock Option Plan (the Formula Plan) in which options will be granted beginning on June 18, 1996, and every four years thereafter, immediately following the Company's annual meeting of stockholders, options shall be granted to eligible nonemployee directors. Each director will receive options to purchase 15,000 shares of common stock, which vest and are exercisable in 16 equal installments over a period of four years beginning on the first day of the fiscal quarter immediately following the grant. The options may be exercised at the fair market value of the shares of common stock on the date of grant. The Company has reserved 100,000 shares of common stock for issuance under the Formula Plan. In June 1996, the Company granted options under the Formula Plan for the purchase of 30,000 shares at $5.10 per share, the estimated fair market value on the date of grant, which become exercisable as previously discussed.

       Pro Forma Stock-Based Compensation Expense

       In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which sets forth a fair-value-based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. Had compensation cost for awards granted in 1996 under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on the Company's net loss and net loss per common and common equivalent shares would have been as follows:

                                                              1996

        Net loss-
           As reported                                  $      (206,855)
           Pro forma                                           (258,795)

        Net loss per common and common
        equivalent shares-
           As reported                                  $          (.09)
           Pro forma                                               (.11)

       Compensation expense for options granted is reflected over the vesting period; therefore, future compensation expense may be greater as additional options are granted.


                                 QC OPTICS, INC.


                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)


(7)    STOCK OPTION PLANS (Continued)

       Pro Forma Stock-Based Compensation Expense (Continued)

       The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                            1996

        Volatility                                             50%
        Risk-free interest rate                              7.03%
        Expected life of options                           5 Years

       The  Black-Scholes   option  pricing  model  was  developed  for  use  in
       estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


                                 QC OPTICS, INC.


                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)


(7)    STOCK OPTION PLANS (Continued)

       Stock Option Activity

       A summary of the Company's stock option activity is as follows:

                                                                1996 PLAN                        FORMULA PLAN
                                                                         WEIGHTED                           WEIGHTED
                                                    NUMBER OF SHARES      AVERAGE      NUMBER OF            AVERAGE
                                                                      EXERCISE PRICE    SHARES           EXERCISE PRICE

        Options outstanding, beginning of year                 -         $       -               -          $       -
          Granted                                        231,992              5.66          30,000               5.10
          Exercised                                            -                 -               -                  -
          Forfeited                                       (8,928)             5.10               -                  -
                                                    ------------      ------------     -----------       ------------

        Options outstanding, end of year                 223,064         $    5.68          30,000          $    5.10
                                                    ============         =========     ===========          =========

        Options exercisable                              107,500         $    6.30           3,750          $    5.10
                                                    ============         =========     ===========          =========

        Options available for grant                      136,936                            70,000
                                                    ============                       ===========

        Weighted-average fair value of options
          (whose exercise price equals market
          value) during the year                                         $    2.68                          $    2.68
                                                                         =========                          =========

        Weighted-average fair value of options
          (whose exercise price exceeds market
          value) during the year                                         $    3.24
                                                                         =========


 A summary of the status of the Company's stock options at December 31, 1996 is as follows:



                                                       OPTIONS OUTSTANDING AND EXERCISABLE
                                                EXERCISE                         REMAINING CONTRACTUAL
                                                 PRICE             NUMBER                 LIFE

        1996 Plan                              $   6.30           107,500              9.5 Years

        Formula Plan                           $   5.10             3,750              9.5 Years




                                 QC OPTICS, INC.


                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)


(8)    REVOLVING LINE OF CREDIT

       On March 29, 1996, the Company entered into a revolving line-of-credit agreement (the Revolving Line of Credit) with State Street Bank and Trust Company, which matures on June 30, 1998 and bears interest per annum at the bank's prime rate plus .5% (8.75% at December 31, 1996). The Revolving Line of Credit has a fee on the daily unused portion of the facility at the rate of 0.25% per annum. The aggregate amount outstanding under the Revolving Line of Credit is limited to the sum of 80% of qualifying receivables and 10% of qualifying inventory (not to exceed $350,000). At December 31, 1996, the Company had no outstanding borrowings under the Revolving Line of Credit. The Revolving Line of
       Credit is secured by all assets of the Company. The Revolving Line of Credit provides for the maintenance of certain specified financial ratios, including, but not limited to, a quick ratio, minimum capital funds, maximum debt/capital funds ratio and a minimum earnings test, among other negative and affirmative covenants, and restricts certain transactions without the bank's prior written consent. The Company is in compliance with all debt covenants under the Revolving Line of Credit as of December 31, 1996.

(9)    MANAGEMENT BUYOUT

       During October 1995, the Company, certain management employees (through an unaffiliated corporation, Sally, Inc.) and Kobe Steel entered into a series of related agreements designed to restructure the capital of the
       Company and allow management to acquire up to 89.6% of the common stock of the Company for $7,200,000 (collectively referred to as the Management Buyout Agreement). The Management Buyout Agreement allowed management to acquire 62.2% of the Company by March 31, 1996 for $5,000,000 (the Original Repurchase) and an additional 27.4% of the Company for $2,200,000 within two years from the date of closing of the Original Repurchase or upon the closing of an underwritten public offering, pursuant to a registration statement declared effective under the Securities Act of 1933, as amended. The Original Repurchase under the
       Management Buyout Agreement, as amended on March 29, 1996, was accomplished on March 29, 1996 through the redemption of shares from Kobe Steel for $5,000,000 (the Redemption Price) and the tax-free merger under
       Section 368 (a)(1)(A) of the Internal Revenue Code of 1986, as amended, of Sally, Inc. and the Company. Of the $5,000,000 Redemption Price, $3,250,000 was financed pursuant to the terms of a $4,000,000 revolving credit agreement (see Note 8), $1,000,000 was provided from available cash of the Company and $750,000 was financed pursuant to a promissory note bearing interest at the rate of 8% per annum from the Company to Kobe Steel (the Kobe Term Note). The transaction has been accounted for as a recapitalization and management buyout. The Company recorded a $1,701,000 nonrecurring, noncash charge in the accompanying statement of operations for the year ending December 31, 1996 associated with management's acquisition of 62.2% of the Company, with a corresponding increase in additional paid-in capital on the accompanying balance sheet. This charge is not deductible for income tax purposes. The Kobe Term Note was subsequently repaid in October 1996.


                                 QC OPTICS, INC.


                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)


(9)    MANAGEMENT BUYOUT (Continued)

       Simultaneous with the Original Repurchase and as required per the terms of the Management Buyout Agreement, Kobe Steel made a capital contribution in cash of $4,250,000 on March 29, 1996 to the Company. The Company used the proceeds received to pay off the outstanding principal due on the Affiliate Loan in the same amount. In addition, as required per the terms of the Management Buyout Agreement, the Company filed a restated certificate of incorporation providing for the recapitalization of the Company such that all shares of Class A voting common stock and Class B nonvoting common stock became one class of voting common stock.

       On October 27, 1995, the Company and certain management employees of the Company entered into a voting trust agreement known as the QC Optics Voting Trust (the Voting Trust), of which the President of the Company is trustee. The Voting Trust continues in force for a period of 21 years from October 27, 1995, unless terminated earlier as a result of a merger, dissolution, sale of all or substantially all of the Company's assets, or liquidation.

(10)   INITIAL PUBLIC OFFERING

       On October 24, 1996, the Company's registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission, and the Company completed its initial public offering of 950,000 shares of common stock at $6.00 per share and 950,000 redeemable warrants at $.10 per warrant. Further, on November 15, 1996, the underwriters exercised their over-allotment option granted under the terms of the underwriting agreement and purchased an additional 142,500 shares of common stock at $6.00 per share and 142,500 warrants at $.10 per warrant. The Company received total net proceeds of $5,074,311 after deducting underwriters' discounts, commissions and other offering costs.


                                 EXHIBIT INDEX

Exhibit
  No.                      Title
  ---                      -----

  11              Earnings Per Share Computations.

  27              Financial Data Schedule.