Form 10QSB
period 1997-03-31
QC OPTICS INC
filed 1997-05-14
CIK 1017641

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 02549

                                   FORM 10-QSB



            QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





     For the quarter ended                          Commission File Number
        March 31, 1997                                      1-12337
     ---------------------                          ----------------------


                                 QC OPTICS, INC.
                             (Name of Small Business
                       Issuer As Specified In Its Charter)




                Delaware                                  04-2916548
     -------------------------------                 ---------------------
     (State or Other Jurisdiction of                    I.R.S. Employer
     Incorporation or Organization)                  Identification Number




                  154 Middlesex Turnpike, Burlington, MA 01803
               --------------------------------------------------
               (Address of Principal Executive Offices, Zip Code)

                                 (617) 272-4949
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

                Yes _____                             No __X__


     As of May 12, 1997, the Company had outstanding 3,242,500 shares of Common Stock, $.01 par value per share.

     Traditional Small Business Disclosure Format:  Yes_____        No__X__








                                 QC OPTICS, INC.

                                      INDEX


PART 1 - FINANCIAL INFORMATION                                       PAGE NUMBER
                                                                     -----------


Item 1.  Financial Statements

         Balance Sheets at March 31, 1997 and December 31, 1996            1

         Statements of Operations for the three months
                ended March 31, 1997 and 1996                              2

         Statements of Cash Flows for the three months ended
                ended March 31, 1997 and 1996                              3

         Notes to Financial Statements                                     4


Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 6


PART II - OTHER INFORMATION

         Item 1. Legal Proceedings                                         9

         Item 2. Changes in Securities                                     9

         Item 3. Default Upon Senior Securities                            9

         Item 4. Submission of Matters to a Vote of Security Holders       9

         Item 5. Other Information                                         9

         Item 6. Exhibits and Reports on Form 8-K                          9


Signatures                                                                10









PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                                                                                                   QC OPTICS, INC.
                                                                                                    BALANCE SHEETS
                                                                                            March 31,           December 31,
                                                                                                 1997                   1996
                                                                                      ---------------        ---------------
                                             ASSETS                                       (unaudited)
CURRENT ASSETS:
       Cash and cash equivalents                                                           $3,402,118             $5,022,772
       Accounts receivable, less allowance of  $100,000                                     2,051,561              1,884,694
       Inventory (Note 3)                                                                   3,612,641              3,383,060
       Refundable income taxes                                                                232,866                     --
       Prepaid expenses                                                                        58,238                 69,597
                                                                                      ---------------        ---------------
         Total current assets                                                               9,357,424             10,360,123
                                                                                      ---------------        ---------------
PROPERTY AND EQUIPMENT, AT COST:
       Furniture and fixtures                                                                 156,356                148,391
       Machinery and equipment                                                                299,822                299,822
       Leasehold improvements                                                                  57,085                 57,085
       Motor vehicles                                                                          23,958                 23,458
                                                                                      ---------------        ---------------
                                                                                              537,221                528,756
       Less - Accumulated depreciation                                                        425,402                408,902
                                                                                      ---------------        ---------------
         Property and equipment, net                                                          111,819                119,854
                                                                                      ---------------        ---------------
DEFERRED TAX ASSETS                                                                           208,000                208,000
                                                                                      ---------------        ---------------
OTHER ASSETS                                                                                   27,125                 24,943
                                                                                      ---------------        ---------------
         Total assets                                                                      $9,704,368            $10,712,920
                                                                                             ========              =========


                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable                                                                      $435,350               $683,847
       Accrued payroll and related expenses                                                   362,935                427,897
       Accrued commissions                                                                    706,511                538,061
       Accrued income taxes                                                                        --                469,200
       Accrued expenses                                                                       370,041                414,059
       Customer deposits                                                                      109,137                157,562
                                                                                      ---------------        ---------------
         Total current liabilities                                                          1,983,974              2,690,626
                                                                                      ---------------        ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value -
          Authorized -- 1,000,000 shares
          Issued and outstanding -- no shares                                                      --                     --
       Common stock, $.01 par value -
          Authorized -- 10,000,000 shares
          Issued and outstanding -- 3,242,500 shares                                           32,425                 32,425
       Additional paid-in capital                                                           9,902,886              9,902,886
       Accumulated deficit                                                                 (2,214,917)            (1,913,017)
                                                                                      ---------------        ---------------
         Total stockholders' equity                                                         7,720,394              8,022,294
                                                                                      ---------------        ---------------
         Total liabilities and stockholders' equity                                        $9,704,368            $10,712,920
                                                                                             ========              =========


   The accompanying notes are an integral part of these financial statements.

                                                                                                       QC OPTICS, INC.
                                                                                                  STATEMENTS OF OPERATIONS
                                                                                                        (Unaudited)

                                                                                                    Three Months Ended
                                                                                                 -------------------------
                                                                                                           March 31,
                                                                                                     1997                   1996
                                                                                          ---------------        ---------------
NET SALES                                                                                      $1,790,692             $3,212,008

COST OF SALES                                                                                     865,643              1,521,052
                                                                                          ---------------        ---------------
          Gross profit                                                                            925,049              1,690,956
                                                                                          ---------------        ---------------

OPERATING EXPENSES:
       Selling, general and administrative expenses                                             1,118,845                964,994
       Engineering expenses                                                                       355,024                365,113
       Management buyout charge (Note 4)                                                               --              1,701,000
                                                                                          ---------------        ---------------
          Total operating expenses                                                              1,473,869              3,031,107
                                                                                          ---------------        ---------------
          Operating loss                                                                         (548,820)            (1,340,151)

INTEREST INCOME                                                                                    56,300                 15,217

INTEREST EXPENSE                                                                                   (2,780)               (54,055)
                                                                                          ---------------        ---------------
          Loss before benefit (provision) for income taxes                                       (495,300)            (1,378,989)

BENEFIT (PROVISION) FOR INCOME TAXES                                                              193,400                (21,870)
                                                                                          ---------------        ---------------
          Net loss                                                                              ($301,900)           ($1,400,859)
                                                                                                =========              =========

NET LOSS PER COMMON AND COMMON
   EQUIVALENT SHARES (Note 2)                                                                      ($0.09)                ($0.64)
                                                                                                    =====                  =====

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                                                                3,242,500              2,173,174
                                                                                                =========              =========






   The accompanying notes are an integral part of these financial statements.

                                                                                                    QC OPTICS, INC.
                                                                                               STATEMENTS OF CASH FLOWS
                                                                                                      (Unaudited)

                                                                                                  Three Months Ended
                                                                                               ------------------------
                                                                                                        March 31,
                                                                                                   1997                   1996
                                                                                        ---------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                               ($301,900)           ($1,400,859)
       Adjustments to reconcile net loss to net
       cash provided (used) by operating activities -
           Management buyout charge (Note 4)                                                         --              1,701,000
           Depreciation and amortization                                                         16,500                 12,900
           Changes in operating assets and liabilities -
              Accounts receivable                                                              (166,867)              (649,478)
              Inventory                                                                        (229,581)                59,436
              Prepaid expenses and other assets                                                   9,177                   (174)
              Accounts payable                                                                 (248,497)               338,494
              Accrued expenses and refundable income taxes                                     (642,596)               145,481
              Customer deposits                                                                 (48,425)               197,618
                                                                                         --------------         --------------
              Total adjustments                                                              (1,310,289)             1,805,277
                                                                                         --------------         --------------
              Net cash provided (used) by operating activities                               (1,612,189)               404,418
                                                                                         --------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                                                        (8,465)                    --
                                                                                         --------------         --------------
              Net cash used in investing activities                                              (8,465)                    --
                                                                                         --------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Recapitalization and management buyout -
          Capital contribution from Kobe Steel                                                       --              4,250,000
          Payment on loan payable to affiliate                                                       --             (4,250,000)
          Borrowings from revolving line of credit                                                   --              3,250,000
          Redemption of common stock from Kobe Steel
            (cash portion)                                                                           --             (4,250,000)
       Borrowings from revolving line of credit for
          working capital                                                                            --                 65,525
                                                                                         --------------         --------------
              Net cash used in financing activities                                                  --               (934,475)
                                                                                         --------------         --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    (1,620,654)              (530,057)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                5,022,772              1,430,964
                                                                                         --------------         --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $3,402,118               $900,907
                                                                                               ========              =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
       Cash paid for -
          Interest                                                                               $2,780                $61,781
                                                                                                =======                =======
          Income taxes                                                                         $503,950                $56,581
                                                                                                =======                =======

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING
   AND INVESTING ACTIVITIES
       Repurchase of common stock from Kobe Steel
         through the issuance of Kobe term loan                                                      --               $750,000
                                                                                              =========              =========
       Issuance of shares (Note 4)                                                                   --             $1,701,000
                                                                                              =========              =========

   The accompanying notes are an integral part of these financial statements.

                                 QC Optics, Inc.
                          Notes to Financial Statements

1.  BASIS OF PRESENTATION

     The financial statements of QC Optics, Inc. (the "Company") included herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

     The financial statements and notes herein are unaudited, except for the balance sheet as of December 31, 1996, but in the opinion of management, include all the adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company.

     The results of operations for the reported 1997 period are not necessarily indicative of the results to be achieved for any future period or for the entire year ended December 31, 1997.

2.  EARNINGS PER SHARE CALCULATION

     Net income (loss) per share is computed based upon the weighted average number of shares and common equivalent shares outstanding. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB No. 83") all common and common equivalent shares and other potentially dilutive instruments, including stock options, issued during the twelve month period prior to the public offering date have been included in the calculation as if they were outstanding for all periods prior to the date of the Company's initial public offering.

     In March, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings per Share ("EPS"), which supersedes Accounting Principles Board Opinion No. 15, the existing authoritative guidance. SFAS No. 128 is designed to simplify the standards for computing EPS and make them comparable to international EPS standards. SFAS No. 128 is effective for financial statements for both annual and interim periods ending after December 15, 1997 and requires restatement of all prior period EPS data presented. The statement replaces the calculations of primary and fully diluted EPS with basic and diluted EPS. Basic EPS includes no dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, similar to fully diluted EPS. EPS in these financial statements would not be affected under this new pronouncement.


3.  INVENTORY

     Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following:
                                             March 31,          December 31,
                                               1997                 1996
                                            ----------           ----------

       Raw materials and finished parts     $1,385,554           $1,149,376
       Work-in-process                       2,227,087            2,233,684
                                            ----------           ----------
                                            $3,612,641           $3,383,060
                                             =========            =========


4.  MANAGEMENT BUYOUT CHARGE

     In March 1996, certain management employees acquired 62.2% of the Company from Kobe Steel USA Holdings, Inc.(which prior to this transaction owned 99.5% of the Company) through a series of related agreements designed to restructure the capital of the Company. The Company recorded a $1,701,000 non-recurring, non-cash charge in the accompanying statement of operations for the three-month period ended March 31, 1996 with a corresponding increase in additional paid-in capital in the accompanying balance sheet as of December 31, 1996. This charge is not deductible for income tax purposes. See Note 9 to the financial statements for the year ended December 31, 1996 as referenced in note 1 above.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     QC Optics, Inc. (the "Company" or "QCO") designs, manufactures and markets laser-based defect detection systems for the semiconductor, flat panel display and computer hard disk markets. QCO uses its patented and other proprietary technology in lasers and optical systems that scan a computer hard disk, photomask or flat panel display for defects or contamination. The Company's systems combine automatic handling, clean room capability and computer control with reliable laser-based technology.

RESULTS OF OPERATIONS

     COMPARISON OF THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996

     Net sales for the three months ended March 31, 1997 ("Interim 1997") were $1,790,692 compared to $3,212,008 for the three months ended March 31, 1996 ("Interim 1996"). This decrease of 44.3% resulted primarily from decreased sales of the Company's semiconductor related equipment.

     Cost of sales for Interim 1997 was $865,643 compared to $1,521,052 for Interim 1996. As a result of decreased sales, gross profit for Interim 1997 was $925,049 (51.7% of net sales) versus $1,690,956 (52.6% of net sales) for Interim 1996.

     Selling, general and administrative expenses increased to $1,118,845 for Interim 1997 from $964,994 for Interim 1996. The increase of $153,851 (15.9%) was due primarily to increases in staffing and related expenses.

     Engineering expenses for Interim 1997 of $355,024 remained relatively constant compared with the $365,113 for Interim 1996.

     The Company recorded a management buyout charge of $1,701,000 during Interim 1996 which represents a non-cash, non-recurring charge associated with the acquisition of a 62.2% equity interest in the Company by management. This charge is not deductible for either federal or state income tax purposes and as a result of this charge additional paid-in capital was increased by a like amount.

     Interest income was $56,300 for Interim 1997 compared to $15,217 for Interim 1996. This was due to the investment of part of the proceeds from the initial public offering in October 1996 (the "IPO") during the first three months of 1997.

     Interest expense was $2,780 for Interim 1997, down from $54,055 for Interim 1996 due to the repayment of the loan payable to an affiliate as part of the Company's recapitalization in March of 1996.


     Primarily as a result of decreased net sales, the loss before benefit for income taxes was $495,300 (27.7% of net sales) for Interim 1997, as compared to the loss before provision for income taxes, including the management buyout charge discussed above, of $1,378,989 (42.9% of net sales) for Interim 1996.

     Due to the ability of the Company to carry back losses incurred in Interim 1997, the Company has benefited the losses for Interim 1997 by $193,400 using its effective tax rate of approximately 39%. Due to the non-deductibility of the management buyout charge and the utilization of net operating loss carry forwards ("NOLs") in Interim 1996, the provision for income taxes amounted to $21,870 for state income taxes only.

     With the decrease in net sales, the Company had a net loss of $301,900 (16.9% of net sales) for Interim 1997 compared to a net loss, including the non-recurring management buyout charge, of $1,400,859 (43.6% of net sales) during Interim 1996. Excluding the non-cash, non-recurring management buyout charge, the Company would have had net income of $300,141 (9.3% of net sales) in Interim 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company had cash and cash equivalents of $3,402,118, a decrease of $1,620,654 from $5,022,772 at December 31, 1996. Working capital was $7,373,450 at March 31, 1997 as compared to $7,669,497 at December 31, 1996, a decrease of $296,047. Cash used by operating activities was $1,612,189 during the three months ended March 31, 1997 compared to $404,418 of cash provided by operating activities for the same period in 1996.

     The Company has a revolving line of credit with State Street Bank and Trust Company. The revolving line of credit agreement allows for maximum borrowings of $4,000,000 and requires monthly payment of interest on the outstanding balance to maturity on June 30, 1998. Borrowings under the revolving line of credit agreement are limited to 80% of qualifying accounts receivable and 10% (not to exceed $350,000) of qualifying inventory. Borrowings under the agreement bear interest at the bank's prime rate (8.5% at March 31, 1997) plus .5%. The terms of the loan agreement provide for the maintenance of certain specified financial ratios including, but not limited to, quick ratio, debt to equity and net worth ratios, and restrict certain transactions without the bank's prior written consent. As of March 31, 1997, the Company was not in default of any of the covenants and provisions of the credit agreement. Borrowings under the agreement are secured by substantially all the assets of the Company. At March 31, 1997, the Company had no borrowings outstanding under the revolving credit agreement and availability of approximately $1,650,000.

     On October 24, 1996, the Company's registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission and the Company completed its initial public offering of 950,000 shares of common stock at $6.00 per share and 950,000 redeemable warrants at $.10 per warrant. Further, on November 15, 1996, the underwriters exercised their over-allotment option and purchased an additional 142,500 shares of common stock at $6.00 per share and 142,500 warrants at $.10 per warrant. The Company received total net proceeds of $5,074,311 after deducting underwriters' discounts, commissions and other offering expenses.

     Based on its current cash balances, current bank credit facilities and anticipated results of operations, management believes that the Company has sufficient funds to meet its working capital requirements for the next twelve months. Thereafter, the Company anticipates that it could need additional financing to meet its current plans for expansion. No assurance can be given that additional financing will be successfully completed or that such financing will be available or, if available, be on terms favorable to the Company.


                           PART II - OTHER INFORMATION


              ITEM 1. LEGAL PROCEEDINGS.  None

              ITEM 2. CHANGES IN SECURITIES.  None

              ITEM 3. DEFAULT UPON SENIOR SECURITIES.  None

              ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

              ITEM 5. OTHER INFORMATION.  None

              ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                      (a)   Exhibits.  The following exhibit is filed herewith:

                      Exhibit
                      -------
                        No.                          Title
                        ---                          -----
                        27                    Financial Data Schedule

                    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.


                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       QC OPTICS, INC.




Date:  May 14, 1997                    By:/s/ Eric T. Chase
                                          ------------------
                                          Eric T. Chase
                                          Chief Executive Officer and President


Date:  May 14, 1997                    By:/s/ John R. Freeman
                                          --------------------
                                          John R. Freeman
                                          Vice President of Finance



