Form 10QSB
period 1997-06-30
QC OPTICS INC
filed 1997-08-14
CIK 1017641

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


            QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                     Commission File Number
   June 30, 1997                                                 1-12337
---------------------                                     ----------------------



                                 QC OPTICS, INC.
                             (Name of Small Business
                       Issuer As Specified In Its Charter)


          Delaware                                              04-2916548
-------------------------------                           ----------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)


                46 Jonspin Road, Wilmington, Massachusetts 01887
               --------------------------------------------------
               (Address of Principal Executive Offices, Zip Code)

                                 (508) 657-7007
                                -----------------
                (Issuer's Telephone Number, Including Area Code)

             154 Middlesex Turnpike, Burlington, Massachusetts 01803
             -------------------------------------------------------
                 (Former Address, If Changed Since Last Report)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

                             Yes   X         No
                                -------        ------

     As of August 11, 1997, the Company had outstanding 3,242,500 shares of Common Stock, $.01 par value per share.


     Traditional Small Business Disclosure Format:  Yes        No  X
                                                       ------    ------







                                 QC OPTICS, INC.

                                      INDEX


PART 1 - FINANCIAL INFORMATION                                       PAGE NUMBER
                                                                     -----------


Item 1.  Financial Statements

         Balance Sheets at June 30, 1997 and December 31, 1996               1

         Statements of Operations for the three months and six months
                ended June 30, 1997 and 1996                                 2

         Statements of Cash Flows for the six months ended
                June 30, 1997 and 1996                                       3

         Notes to Financial Statements                                       4


Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   6


PART II - OTHER INFORMATION

         Item 1. Legal Proceedings                                           9

         Item 2. Changes in Securities                                       9

         Item 3. Default Upon Senior Securities                              9

         Item 4. Submission of Matters to a Vote of Security Holders         9

         Item 5. Other Information                                           9

         Item 6. Exhibits and Reports on Form 8-K                            9


Signatures                                                                  10







PART 1 - Financial Information

Item 1 - Financial Statements

                                 QC OPTICS, INC.
                                 BALANCE SHEETS

                                                                                       June 30,           December 31,
                                                                                          1997                   1996
                                                                                ---------------        ---------------
                                             ASSETS                                 (Unaudited)
CURRENT ASSETS:
       Cash and cash equivalents                                                     $3,511,065             $5,022,772
       Accounts receivable, less allowance of  $100,000                               1,578,345              1,884,694
       Inventory (Note 3)                                                             3,348,903              3,383,060
       Refundable income taxes                                                          359,548                     --
       Prepaid expenses                                                                  59,496                 69,597
                                                                                ---------------        ---------------
         Total current assets                                                         8,857,357             10,360,123
                                                                                ---------------        ---------------
PROPERTY AND EQUIPMENT, AT COST:
       Furniture and fixtures                                                           165,743                148,391
       Machinery and equipment                                                          302,992                299,822
       Leasehold improvements                                                            24,311                 57,085
       Motor vehicles                                                                    21,574                 23,458
                                                                                ---------------        ---------------
                                                                                        514,620                528,756
       Less - Accumulated depreciation and amortization                                 361,359                408,902
                                                                                ---------------        ---------------
         Property and equipment, net                                                    153,261                119,854
                                                                                ---------------        ---------------
DEFERRED TAX ASSETS                                                                     208,000                208,000
                                                                                ---------------        ---------------
OTHER ASSETS                                                                             40,658                 24,943
                                                                                ---------------        ---------------
         Total assets                                                                $9,259,276            $10,712,920
                                                                                ===============        ===============


                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable                                                                $311,241               $683,847
       Accrued payroll and related expenses                                             354,562                427,897
       Accrued commissions                                                              575,225                538,061
       Accrued income taxes                                                                  --                469,200
       Accrued expenses                                                                 419,292                414,059
       Customer deposits                                                                 52,353                157,562
                                                                                ---------------        ---------------
         Total current liabilities                                                    1,712,673              2,690,626
                                                                                ---------------        ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value -
          Authorized -- 1,000,000 shares
          Issued and outstanding -- no shares                                                --                     --
       Common stock, $.01 par value -
          Authorized -- 10,000,000 shares
          Issued and outstanding -- 3,242,500 shares                                     32,425                 32,425
       Additional paid-in capital                                                     9,902,886              9,902,886
       Accumulated deficit                                                           (2,388,708)            (1,913,017)
                                                                                ---------------        ---------------
         Total stockholders' equity                                                   7,546,603              8,022,294
                                                                                ---------------        ---------------
         Total liabilities and stockholders' equity                                  $9,259,276            $10,712,920
                                                                                ===============        ===============


   The accompanying notes are an integral part of these financial statements.

                                 QC OPTICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                              Three Months Ended                Six Months Ended
                                                                       -------------------------------------------------------------
                                                                                  June 30,                          June 30,
                                                                           1997            1996              1997           1996
                                                                       -----------     -----------       -----------    -----------

NET SALES                                                               $1,732,827      $3,570,514        $3,523,519     $6,782,522

COST OF SALES                                                              855,417       1,541,255         1,721,060      3,062,307
                                                                       -----------     -----------       -----------    -----------
          Gross profit                                                     877,410       2,029,259         1,802,459      3,720,215


OPERATING EXPENSES:
       Selling, general and administrative expenses                        887,695         957,034         2,006,540      1,922,028
       Engineering expenses                                                318,689         328,329           673,713        693,442
       Management buyout charge (Note 4)                                        --              --                --      1,701,000
                                                                       -----------     -----------       -----------    -----------
          Total operating expenses                                       1,206,384       1,285,363         2,680,253      4,316,470
                                                                       -----------     -----------       -----------    -----------
          Operating income (loss)                                         (328,974)        743,896          (877,794)      (596,255)

INTEREST INCOME                                                             43,010           1,830            99,310         17,047

INTEREST EXPENSE                                                            (2,527)        (54,109)           (5,307)      (108,164)
                                                                       -----------     -----------       -----------    -----------
          Income (loss) before benefit (provision) for income taxes       (288,491)        691,617          (783,791)      (687,372)

BENEFIT (PROVISION) FOR INCOME TAXES                                       114,700        (299,124)          308,100       (320,994)
                                                                       -----------     -----------       -----------    -----------
          Net income (loss)                                              ($173,791)       $392,493         ($475,691)   ($1,008,366)
                                                                       ===========     ===========       ===========    ===========

NET INCOME (LOSS) PER COMMON AND COMMON
   EQUIVALENT SHARE (Note 2)                                                ($0.05)          $0.18            ($0.15)        ($0.46)
                                                                       ===========     ===========       ===========    ===========

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                                         3,242,500       2,173,174         3,242,500      2,173,174
                                                                       ===========     ===========       ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                 QC OPTICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                         Six Months Ended
                                                                                               ------------------------------------
                                                                                                             June 30,
                                                                                                    1997                   1996
                                                                                               -------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                                  ($475,691)           ($1,008,366)
       Adjustments to reconcile net loss to net
       cash provided (used) by operating activities -
           Management buyout charge (Note 4)                                                            --              1,701,000
           Depreciation and amortization                                                            33,000                 25,800
           Changes in operating assets and liabilities -
              Accounts receivable                                                                  306,349              1,000,515
              Inventory                                                                             34,157                 46,804
              Prepaid expenses and other assets                                                     (5,614)               (72,418)
              Accounts payable                                                                    (372,606)               275,822
              Accrued expenses and refundable income taxes                                        (859,686)               675,500
              Customer deposits                                                                   (105,209)               258,904
                                                                                            --------------         --------------
              Total adjustments                                                                   (969,609)             3,911,927
                                                                                            --------------         --------------
              Net cash provided (used) by operating activities                                  (1,445,300)             2,903,561
                                                                                            --------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                                                          (66,407)                    --
                                                                                            --------------         --------------
              Net cash used in investing activities                                                (66,407)                    --
                                                                                            --------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Recapitalization and management buyout -
          Capital contribution from Kobe Steel                                                          --              4,250,000
          Payment on loan payable to affiliate                                                          --             (4,250,000)
          Borrowings from revolving line of credit                                                      --              3,250,000
          Redemption of common stock from Kobe Steel
            (cash portion)                                                                              --             (4,250,000)
       Borrowings from revolving line of credit for
          working capital                                                                               --              1,492,757
       Payments on revolving line of credit                                                             --             (4,242,757)
                                                                                            --------------         --------------
              Net cash used in financing activities                                                     --             (3,750,000)
                                                                                            --------------         --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       (1,511,707)              (846,439)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   5,022,772              1,430,964
                                                                                            --------------         --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                        $3,511,065               $584,525
                                                                                            ==============         ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
       Cash paid for -
          Interest                                                                                  $5,056                $94,555
                                                                                            ==============         ==============
          Income taxes                                                                            $520,648                $80,093
                                                                                            ==============         ==============

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING
   AND INVESTING ACTIVITIES
       Repurchase of common stock from Kobe Steel
         through the issuance of Kobe term loan (Note 4)                                    $           --               $750,000
                                                                                            ==============         ==============
       Issuance of shares (Note 4)                                                          $           --             $1,701,000
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


3.  INVENTORY

     Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following:

                                                   June 30,       December 31,
                                                     1997            1996
                                                  ----------       ----------

       Raw materials and finished parts           $1,346,872       $1,149,376
       Work-in-process                             2,002,031        2,233,684
                                                   ---------        ---------
                                                  $3,348,903       $3,383,060
                                                   =========        =========

4.  MANAGEMENT BUYOUT CHARGE

     In March 1996, certain management employees acquired 62.2% of the Company from Kobe Steel USA Holdings, Inc.(which prior to this transaction owned 99.5% of the Company) through a series of related agreements designed to restructure the capital of the Company. The Company recorded a $1,701,000 non-recurring, non-cash charge in the accompanying statement of operations for the six month period ended June 30, 1996 with a corresponding increase in additional paid-in capital in the accompanying balance sheet as of December 31, 1996. This charge is not deductible for income tax purposes. See Note 9 to the financial statements for the year ended December 31, 1996 as referenced in Note 1 above.


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

RESULTS OF OPERATIONS

     COMPARISON OF THREE MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

     Net sales for the three months ended June 30, 1997 ("Interim 1997") were $1,732,827 compared to $3,570,514 for the three months ended June 30, 1996 ("Interim 1996"). This decrease of 51.5% resulted primarily from decreased sales of the Company's semiconductor related equipment.

     Cost of sales for Interim 1997 was $855,417 compared to $1,541,255 for Interim 1996. Primarily as a result of the decreased sales covering less of certain fixed manufacturing costs, gross profit as a percent of net sales for Interim 1997 decreased to 50.6% ($877,410) versus 56.8% ($2,029,259) for Interim
1996.

     Selling, general and administrative expenses decreased to $887,695 for Interim 1997 from $957,034 for Interim 1996. The decrease of $69,339 (7.2%) was due primarily to a decrease in commissions.

     Engineering expenses for Interim 1997 of $318,689 remained relatively constant compared with the $328,329 for Interim 1996.

     Interest income was $43,010 for Interim 1997 compared to $1,830 for Interim 1996. This was due to the investment of part of the proceeds from the initial public offering in October 1996 (the "IPO") during Interim 1997.

     Interest expense was $2,527 for Interim 1997, down from $54,109 for Interim 1996 due to the repayment of the loan payable to an affiliate as part of the Company's recapitization in March of 1996 and repayment of amounts under the Company's revolving line of credit.

     Primarily as a result of decreased net sales, the loss before benefit for income taxes was $288,491 (16.6% of net sales) for Interim 1997, as compared to the income before provision for income taxes of $691,617 (19.4% of net sales) for Interim 1996.

     Due to the ability of the Company to carryback losses incurred in Interim 1997, the Company has benefited the losses for Interim 1997 by $114,700 using an effective tax rate of approximately 40%. In Interim 1996, the provision for income taxes amounted to $299,124, an effective tax rate of approximately 43%, due to a higher provision for state income taxes during the period.

     With the over 50% decrease in net sales, the Company had a net loss of $173,791 (10% of net sales) for Interim 1997 compared to net income of $392,493 (11% of net sales) during Interim 1996.

     COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

     Net sales for the six months ended June 30, 1997 were $3,523,519, as compared to $6,782,522 for the same period in 1996, a decrease of 48.1%. The decrease resulted primarily from decreased sales of the Company's semiconductor related equipment.

     Cost of sales for the first six months of 1997 was $1,721,060 (48.8% of net sales) compared to $3,062,307 (45.1% of net sales) for the same period in 1996. The decrease in gross profit as a percentage of sales from 54.9% in the first six months of 1996 to 51.2% for the six months ended June 30, 1997, was due primarily to the decreased sales covering less of certain fixed manufacturing costs.

     Selling, general and administrative expenses increased by $84,512 to $2,006,540 for the six months ended June 30, 1997 from $1,922,028 for the first six months of 1996. This increase of 4.4% was due primarily to increased staffing. Decreased commissions were offset primarily by increases in investor relation expenses and expenses related to the moving of the Company's headquarters.

     Engineering expenses for the first six months of 1997 of $673,713 remained relatively constant compared with the $693,442 for the same period in 1996.

     The Company recorded a management buyout charge of $1,701,000 during the first six months of 1996 which represents a non-cash, non-recurring charge associated with the acquisition of a 62.2% equity interest in the Company by management. This charge is not deductible for either federal or state income tax purposes and as a result of this charge additional paid-in capital was increased by a like amount.

     Interest income was $99,310 for the six months ended June 30, 1997 as compared to $17,047 for the same period in 1996. This was due to the investment of part of the proceeds from the Company's IPO during the first six months of 1997.

     Interest expense was $5,307 for the first six months of 1997, down from $108,164 for the first six months of 1996 due to the repayment of all loans payable to an affiliate and repayment of the Company's borrowings under its revolving line of credit during 1996.

     Primarily as a result of decreased net sales, the loss before benefit for income taxes was $783,791 (22.2% of net sales) for the six months ended June 30, 1997, as compared to the loss before provision for income taxes, including the management buyout charge discussed above, of $687,372 (10.1% of net sales) for the same period in 1996.

     Due to the ability of the Company to carryback losses incurred in the first six months of 1997, the Company has benefited the losses for the period by $308,100 using an effective tax rate of approximtely 39%. Due to the non-deductibility of the management buyout charge and the utilization of net operating loss carryforwards ("NOLs") in the six months ended June 30, 1996, the provision for income taxes amounted to $320,994.

     With the decrease in net sales, the Company had a net loss of $475,691 (13.5% of net sales) for the first six months of 1997 compared to a net loss, including the non-recurring management buyout charge, of $1,008,366 (14.9% of net sales) during the six months ended June 30, 1996. Excluding the non-cash, non-recurring management buyout charge, the Company would have had net income of $692,634 (10.2% of net sales) in the first six months of 1996.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Company had cash and cash equivalents of $3,511,065, a decrease of $1,511,707 from $5,022,772 at December 31, 1996. Working capital was $7,144,684 at June 30, 1997 as compared to $7,669,497 at December 31, 1996, a decrease of $524,813. Cash used by operating activities was $1,445,300 during the six months ended June 30, 1997 compared to $2,903,561 of cash provided by operating activities for the same period in 1996.

     The Company has a revolving line of credit with State Street Bank and Trust Company. The revolving line of credit agreement allows for maximum borrowings of $4,000,000 and requires monthly payment of interest on the outstanding balance to maturity on June 30, 1998. Borrowings under the revolving line of credit agreement are limited to 80% of qualifying accounts receivable and 10% (not to exceed $350,000) of qualifying inventory. Borrowings under the agreement bear interest at the bank's prime rate (8.5% at June 30, 1997) plus .5%. The terms of the loan agreement provide for the maintenance of certain specified financial ratios including, but not limited to, quick ratio, debt to equity and net worth ratios, and restrict certain tansactions without the bank's prior written consent. As of June 30, 1997 the Company was not in default of any of the covenants and provisions of the credit agreement. Borrowings under the agreement are secured by substantially all the assets of the Company. At June 30, 1997, the Company had no borrowings outstanding under the revolving credit agreement and availability of approximately $1,300,000.

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

     Based on its current cash balances, current bank credit facilities and anticipated results of operations, management believes that the Company has sufficient funds to meet its working capital requirements for the next twelve months. Thereafter, the Company anticipates that it could need additional financing to meet its current plans for expansion. No assurance can be given that additional financing will be successfully completed or the such financing will be available or, if available, be on terms favorable to the Company.


"FORWARD LOOKING" STATEMENTS

     This report contains certain forward looking statements. These statements, in addition to statements made in conjunction with the words "anticipate", "expect", "believe", "intend", "seek" and similar expressions, are forward-looking statements. These statements involve a number of risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, availability of raw materials, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS. None

ITEM 2.  CHANGES IN SECURITIES. None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES. None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     At the Company's Annual Meeting of Stockholders held on June 10, 1997, the Company's stockholders approved the election of Charles H. Fine as a Class III director to serve for a period of three years by a vote of 2,367,913 for and 1,200 withheld. Mr. Eric T. Chase is a Class I director and will serve until the 1999 Annual Meeting. Mr. John M. Tarrh and Mr. Allan Berman are Class II directors and will serve until the 1998 Annual Meeting. The Company's stockholders also ratified the selection of Arthur Andersen LLP as independent auditors for the Company for the fiscal year ending December 31, 1997 by the following vote: 2,364,112 shares in favor, 4,501 shares against and 500 shares abstaining.


ITEM 5.  OTHER INFORMATION. None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               (a) Exhibits. The following exhibit is filed herewith:


               Exhibit
                 No.                              Title
               -------                            -----

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


                                           QC OPTICS, INC.



Date:  August 14, 1997                     By:/s/ Eric T. Chase
                                           --------------------
                                           Eric T. Chase
                                           Chief Executive Officer and President


Date:  August 14, 1997                     By:/s/ John R. Freeman
                                           ----------------------
                                           John R. Freeman
                                           Vice President of Finance




