Form 10-Q
period 1997-09-30
QC OPTICS INC
filed 1997-11-14
CIK 1017641

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


            QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                Commission File Number
 September 30, 1997                                          1-12337
 ------------------                                          -------



                                 QC OPTICS, INC.
                             (Name of Small Business
                       Issuer As Specified In Its Charter)


        Delaware                                            04-2916548
        --------                                            ----------
(State or Other Jurisdiction of                         (I.R.S.  Employer
 Incorporation or Organization)                       Identification Number)


                46 Jonspin Road, Wilmington, Massachusetts 01887
                ------------------------------------------------
               (Address of Principal Executive Offices, Zip Code)

                                 (978) 657-7007
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

                               Yes   X                   No
                                   -----                    -----

     As of November 12, 1997, the Company had outstanding 3,242,500 shares of Common Stock, $.01 par value per share.


     Traditional Small Business Disclosure Format:     Yes           No    X
                                                            -----        -----







                                 QC OPTICS, INC.

                                      INDEX


PART 1 - FINANCIAL INFORMATION                                               PAGE NUMBER
                                                                             -----------

Item 1.  Financial Statements

             Balance Sheets at September 30, 1997 and December 31, 1996           1

             Statements of Operations for the three months and nine months
                    ended September 30, 1997 and 1996                             2

             Statements of Cash Flows for the nine months ended
                    September 30, 1997 and 1996                                   3

             Notes to Financial Statements                                        4


Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                        6


PART II - OTHER INFORMATION

              Item 1. Legal Proceedings                                           9

              Item 2. Changes in Securities                                       9

              Item 3. Default Upon Senior Securities                              9

              Item 4. Submission of Matters to a Vote of Security Holders         9

              Item 5. Other Information                                           9

              Item 6. Exhibits and Reports on Form 8-K                            9


Signatures                                                                       10




PART 1 - Financial Information

Item 1 - Financial Statements

                                 QC OPTICS, INC.
                                 BALANCE SHEETS

                                                                                        September 30,           December 31,
                                                                                            1997                   1996
                                                                                      ---------------        ---------------
                                             ASSETS                                       (Unaudited)
CURRENT ASSETS:
       Cash and cash equivalents                                                           $4,549,908             $5,022,772
       Accounts receivable, less allowance of  $100,000 at December 31, 1996
          and $50,000 at September 30, 1997                                                 1,446,057              1,884,694
       Inventory (Note 3)                                                                   4,496,043              3,383,060
       Refundable income taxes                                                                485,310                     --
       Prepaid expenses                                                                        52,927                 69,597
                                                                                      ---------------        ---------------
         Total current assets                                                              11,030,245             10,360,123
                                                                                      ---------------        ---------------
PROPERTY AND EQUIPMENT, AT COST:
       Furniture and fixtures                                                                 177,068                148,391
       Machinery and equipment                                                                319,770                299,822
       Leasehold improvements                                                                  74,359                 57,085
       Motor vehicles                                                                          21,574                 23,458
                                                                                      ---------------        ---------------
                                                                                              592,771                528,756
       Less - Accumulated depreciation and amortization                                       381,009                408,902
                                                                                      ---------------        ---------------
         Property and equipment, net                                                          211,762                119,854
                                                                                      ---------------        ---------------
DEFERRED TAX ASSETS                                                                           208,000                208,000
                                                                                      ---------------        ---------------
OTHER ASSETS                                                                                   36,265                 24,943
                                                                                      ---------------        ---------------
         Total assets                                                                     $11,486,272            $10,712,920
                                                                                      ===============        ===============


                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable                                                                    $1,260,271               $683,847
       Accrued payroll and related expenses                                                   332,825                427,897
       Accrued commissions                                                                    590,731                538,061
       Accrued income taxes                                                                        --                469,200
       Accrued expenses                                                                       426,051                414,059
       Customer deposits                                                                    1,495,854                157,562
                                                                                      ---------------        ---------------
         Total current liabilities                                                          4,105,732              2,690,626
                                                                                      ---------------        ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value -
          Authorized -- 1,000,000 shares
          Issued and outstanding -- no shares                                                      --                     --
       Common stock, $.01 par value -
          Authorized -- 10,000,000 shares
          Issued and outstanding -- 3,242,500 shares                                           32,425                 32,425
       Additional paid-in capital                                                           9,902,886              9,902,886
       Accumulated deficit                                                                 (2,554,771)            (1,913,017)
                                                                                      ---------------        ---------------
         Total stockholders' equity                                                         7,380,540              8,022,294
                                                                                      ---------------        ---------------
         Total liabilities and stockholders' equity                                       $11,486,272            $10,712,920
                                                                                      ===============        ===============

   The accompanying notes are an integral part of these financial statements.

                                 QC OPTICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                             Three Months Ended             Nine Months Ended
                                                                         ---------------------------    --------------------------
                                                                                 September 30,                  September 30,
                                                                             1997            1996           1997           1996
                                                                         -----------     -----------    -----------    -----------
NET SALES                                                                 $1,451,295      $3,813,069     $4,974,814    $10,595,591

COST OF SALES                                                                634,777       1,713,574      2,355,837      4,775,881
                                                                         -----------     -----------    -----------    -----------
          Gross profit                                                       816,518       2,099,495      2,618,977      5,819,710


OPERATING EXPENSES:
       Selling, general and administrative expenses                          836,787         976,998      2,843,327      2,899,026
       Engineering expenses                                                  308,131         323,088        981,844      1,016,530
       Management buyout charge (Note 4)                                          --              --             --      1,701,000
                                                                         -----------     -----------    -----------    -----------
          Total operating expenses                                         1,144,918       1,300,086      3,825,171      5,616,556
                                                                         -----------     -----------    -----------    -----------
          Operating income (loss)                                           (328,400)        799,409     (1,206,194)       203,154

INTEREST INCOME                                                               54,293              20        153,603         17,067

INTEREST EXPENSE                                                              (2,556)        (28,856)        (7,863)      (137,020)
                                                                         -----------     -----------    -----------    -----------
          Income (loss) before benefit (provision) for income taxes         (276,663)        770,573     (1,060,454)        83,201

BENEFIT (PROVISION) FOR INCOME TAXES                                         110,600        (311,749)       418,700       (632,743)
                                                                         -----------     -----------    -----------    -----------
          Net income (loss)                                                ($166,063)       $458,824      ($641,754)     ($549,542)
                                                                           =========       =========      =========      =========

NET INCOME (LOSS) PER COMMON AND COMMON
   EQUIVALENT SHARE (Note 2)                                                  ($0.05)          $0.21         ($0.20)        ($0.25)
                                                                           =========       =========      =========      =========

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                                           3,242,500       2,172,793      3,242,500      2,173,047
                                                                           =========       =========      =========      =========





   The accompanying notes are an integral part of these financial statements.

                                 QC OPTICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                 --------------------------------------
                                                                                              September 30,
                                                                                       1997                   1996
                                                                                 ---------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                        ($641,754)             ($549,542)
       Adjustments to reconcile net loss to net
       cash provided (used) by operating activities -
           Management buyout charge (Note 4)                                                  --              1,701,000
           Depreciation and amortization                                                  52,650                 38,700
           Changes in operating assets and liabilities -
              Accounts receivable                                                        438,637               (238,443)
              Inventory                                                               (1,112,983)              (157,822)
              Prepaid expenses and other assets                                            5,348                (96,131)
              Accounts payable                                                           576,424                361,474
              Accrued expenses and refundable income taxes                              (984,920)               807,737
              Customer deposits                                                        1,338,292                377,885
                                                                                  --------------         --------------
              Total adjustments                                                          313,448              2,794,400
                                                                                  --------------         --------------
              Net cash provided (used) by operating activities                          (328,306)             2,244,858
                                                                                  --------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                                               (144,558)                (8,381)
                                                                                  --------------         --------------
              Net cash used in investing activities                                     (144,558)                (8,381)
                                                                                  --------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Recapitalization and management buyout -
          Capital contribution from Kobe Steel                                                --              4,250,000
          Payment on loan payable to affiliate                                                --             (4,250,000)
          Borrowings from revolving line of credit                                            --              3,250,000
          Redemption of common stock from Kobe Steel
            (cash portion)                                                                    --             (4,250,000)
       Borrowings from revolving line of credit for
          working capital                                                                     --              4,309,926
       Payments on revolving line of credit                                                   --             (6,470,009)
                                                                                  --------------         --------------
              Net cash used in financing activities                                           --             (3,160,083)
                                                                                  --------------         --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (472,864)              (923,606)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         5,022,772              1,430,964
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $4,549,908               $507,358
                                                                                  ==============         ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
       Cash paid for -
          Interest                                                                        $7,891               $109,314
                                                                                  ==============         ==============
          Income taxes                                                                  $535,814               $405,308
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


3.  INVENTORY

     Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following:

                                             September 30,       December 31,
                                                 1997                1996
                                             -------------       ------------
       Raw materials and finished parts       $1,768,033          $1,149,376
       Work-in-process                         2,728,010           2,233,684
                                              ----------          ----------
                                              $4,496,043          $3,383,060
                                              ==========          ==========

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

RESULTS OF OPERATIONS

     COMPARISON OF THREE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

     Net sales for the three months ended September 30, 1997 ("Interim 1997") were $1,451,295 compared to $3,813,069 for the three months ended September 30, 1996 ("Interim 1996"). This decrease of 61.9% resulted from decreased sales of the Company's semiconductor and computer hard disk inspection equipment.

     Cost of sales for Interim 1997 was $634,777 compared to $1,713,574 for Interim 1996. Primarily as a result of the increase in service revenues as a percentage of total sales during the period, gross profit as a percent of net sales for Interim 1997 increased slightly to 56.3% ($816,518) from 55.1% ($2,099,495) for Interim 1996.

     Selling, general and administrative expenses decreased to $836,787 for Interim 1997 from $976,998 for Interim 1996. The decrease of $140,211 (14.4%) was due primarily to a decrease in commissions.

     Engineering expenses for Interim 1997 of $308,131 remained relatively constant compared with the $323,088 for Interim 1996.

     Interest income was $54,293 for Interim 1997 compared to $20 for Interim 1996. This was due to the investment during Interim 1997 of part of the proceeds from the initial public offering in October 1996 (the "IPO").

     Interest expense was $2,556 for Interim 1997, down from $28,856 for Interim 1996 due to the repayment of the loan payable to an affiliate as part of the Company's recapitization in March of 1996 and repayment of amounts under the Company's revolving line of credit.

     Primarily as a result of decreased net sales, the loss before benefit for income taxes was $276,663 (19.1% of net sales) for Interim 1997, as compared to the income before provision for income taxes of $770,573 (20.2% of net sales) for Interim 1996.

     Due to the ability of the Company to carryback losses incurred in Interim 1997, the Company has benefited the losses for Interim 1997 by $110,600 using an effective tax rate of approximately 40%. In Interim 1996, the provision for income taxes amounted to $311,749, an effective tax rate of approximately 40%.


     With the over 60% decrease in net sales, the Company had a net loss of $166,063 (11.4% of net sales) for Interim 1997 compared to net income of $458,824 (12% of net sales) during Interim 1996.


     COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

     Net sales for the nine months ended September 30, 1997 were $4,974,814, as compared to $10,595,591 for the same period in 1996, a decrease of 53%. The decrease resulted primarily from decreased sales of the Company's semiconductor related equipment.

     Cost of sales for the first nine months of 1997 was $2,355,837 (47.4% of net sales) compared to $4,775,881 (45.1% of net sales) for the same period in 1996. The decrease in gross profit as a percentage of sales from 54.9% in the first nine months of 1996 to 52.6% for the nine months ended September 30, 1997, was due primarily to the decreased sales covering less of certain fixed manufacturing costs.

     Selling, general and administrative expenses decreased by $55,699 to $2,843,327 for the nine months ended September 30, 1997 from $2,899,026 for the first nine months of 1996. Decreased commissions were offset primarily by increases in staffing, investor relation expenses and expenses related to the moving of the Company's headquarters.

     Engineering expenses for the first nine months of 1997 of $981,844 remained relatively constant compared with the $1,016,530 for the same period in 1996.

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

     Interest income was $153,603 for the nine months ended September 30, 1997 as compared to $17,067 for the same period in 1996. This was due to the investment of part of the proceeds from the Company's IPO during the first nine months of 1997.

     Interest expense was $7,863 for the first nine months of 1997, down from $137,020 for the first nine months of 1996 due to the repayment of all loans payable to an affiliate and repayment of the Company's borrowings under its revolving line of credit during 1996.

     Primarily as a result of decreased net sales, the loss before benefit for income taxes was $1,060,454 (21.3% of net sales) for the nine months ended September 30, 1997, as compared to the income before provision for income taxes, including the management buyout charge discussed above, of $83,201 (.8% of net sales) for the same period in 1996.

     Due to the ability of the Company to carryback losses incurred in the first nine months of 1997, the Company has benefited the losses for the period by $418,700 using an effective tax rate of approximately 40%. Due to the non-deductibility of the management buyout charge and the utilization of net operating loss carryforwards in the nine months ended September 30, 1996, the provision for income taxes amounted to $632,743.

     With the decrease in net sales, the Company had a net loss of $641,754 (12.9% of net sales) for the first nine months of 1997 compared to a net loss, including the non-recurring management buyout charge, of $549,542 (5.2% of net sales) during the nine months ended September 30, 1996. Excluding the non-cash, non-recurring management buyout charge, the Company would have had net income of $1,151,458 (10.9% of net sales) in the first nine months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company had cash and cash equivalents of $4,549,908, a decrease of $472,864 from $5,022,772 at December 31, 1996. Working capital was $6,924,513 at September 30, 1997 as compared to $7,669,497 at December 31, 1996, a decrease of $744,984. Cash used by operating activities was $328,306 during the nine months ended September 30, 1997 compared to $2,244,858 of cash provided by operating activities for the same period in 1996.

     The Company has a revolving line of credit with State Street Bank and Trust Company. The revolving line of credit agreement allows for maximum borrowings of $4,000,000 and requires monthly payment of interest on the outstanding balance to maturity on June 30, 1998. Borrowings under the revolving line of credit agreement are limited to 80% of qualifying accounts receivable and 10% (not to exceed $350,000) of qualifying inventory. Borrowings under the agreement bear interest at the bank's prime rate (8.5% at September 30, 1997) plus .5%. The terms of the loan agreement provide for the maintenance of certain specified financial ratios including, but not limited to, quick ratio, debt to equity and net worth ratios, and restrict certain transactions without the bank's prior written consent. As of September 30, 1997 the Company was in default of the quick ratio, minimum earnings test, and losses covenants, but has obtained a waiver of compliance with these covenants from its bank for the quarter ended September 30, 1997. The Company is not in default of any other covenants or provisions of the credit agreement. Borrowings under the agreement are secured by substantially all the assets of the Company. At September 30, 1997, the Company had no borrowings outstanding under the revolving credit agreement and availability of approximately $1,300,000.

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

FORWARD LOOKING STATEMENTS

     This report contains certain forward looking statements. These statements, in addition to statements made in conjunction with the words "anticipate", "expect", "believe", "intend", "seek" and similiar expressions, are forward-looking statements. These statements involve a number of risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, availability of raw materials, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.   None

ITEM 2. CHANGES IN SECURITIES.

Use of Proceeds

     Pursuant to Rule 463 of the Securities Act, the Company filed its initial Form SR with the Securities and Exchange Commission on January 31, 1997 reporting for the period from October 24, 1996 (the effective date of the Company's registration statement for its initial public offering) through January 24, 1997. On August 12, 1997 the Company filed its first amendment to its Form SR covering the period from January 24, 1997 through July 24, 1997. The following reflects as of September 30, 1997 an estimate of the amount of net offering proceeds received by the Company from its initial public offering used for each of the purposes set forth below (and reflects only the changes to the information provided by the Company in the Form SR amendment filed on August 12,
1997):

         Direct or indirect payments to directors, officers, persons owning ten percent or more of any class of equity securities of the Company, and affiliates of the Company:

                  Repayment of debt                             $750,000

         Direct or indirect payments to others:

                  Research and development                      $405,673
                  Sales and marketing                           $236,493
                  Working capital                               $702,145
                  Temporary investments in money market fund    $2,980,000


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



                                           QC OPTICS, INC.




Date:  November 14, 1997                   By:/s/ Eric T. Chase
                                           --------------------
                                           Eric T. Chase
                                           Chief Executive Officer and President


Date:  November 14, 1997                   By:/s/ John R. Freeman
                                           ----------------------
                                           John R. Freeman
                                           Vice President of Finance




