Form 10KSB40
period 1997-12-31
QC OPTICS INC
filed 1998-03-30
CIK 1017641

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                         COMMISSION FILE NUMBER 1-12337

                                QC OPTICS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                  DELAWARE                                      04-2916548
(STATE OR OTHER JURISDICTION OF INCORPORATION      (I.R.S. EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)
 46 JONSPIN ROAD, WILMINGTON, MASSACHUSETTS                        01887
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (978) 657-7007
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                                     NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                    ON WHICH REGISTERED
               -------------------                   ---------------------
Common Stock, $.01 par value per share              American Stock Exchange
Redeemable Warrants                                 American Stock Exchange

      SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: None

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X                     No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's net sales for the fiscal year ended December 31, 1997 were $10,091,834.

     The aggregate market value of the voting stock held by non-affiliates based upon the closing price for such stock on March 24, 1998 was approximately $4,778,813. As of March 24, 1998, 3,242,500 shares of Common Stock, $.01 par value per share, and 1,092,500 Redeemable Warrants, of the registrant were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1997, to be filed pursuant to Regulation 14A (the "Proxy Statement"), is incorporated by reference in Part III of this Form 10-KSB.

     Transitional Small Business Disclosure Format (check one):

                       Yes  X                     No ___

================================================================================

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     This report contains forward-looking statements regarding anticipated increases in revenues, marketing of products and proposed products, liquidity, product performance, patents, patent applications, competition, adequacy of the Company's facilities and other matters. These statements, in addition to statements made in conjunction with the words "anticipate," "expect," "intend," "believe," "seek," "estimate" and similar expressions are forward-looking statements that involve a number of risks and uncertainties. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to the following: business conditions and growth in certain market segments and general economy; an increase in competition; increased or continued market acceptance of the Company's products and proposed products; the loss of the services of one or more of the Company's key employees, which could have a material adverse effect on the Company; the uncertainty that existing patents will be valid, if challenged, and that any additional patents will be issued or that the scope of any patent protection will exclude competitors; dependence on few customers; the availability of additional capital to fund expansion on acceptable terms, if at all; and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

GENERAL

     QC Optics, Inc. (the "Company" or "QCO") designs, manufactures and markets laser based defect detection systems for the semiconductor, computer hard disk drive and flat panel display markets. QCO uses its patented and other proprietary technology in lasers and optical systems that scan a computer hard disk, photomask or flat panel display for defects or contamination. The Company's systems combine automatic handling, clean room capability and computer control with reliable laser based technology. The Company believes that these features enable the Company to maintain a leading market position in the United States in the semiconductor, computer hard disk drive and flat panel display industries where high quality inspection capabilities are required. The Company's customers include many of the world's largest leading semiconductor and computer hard disk manufacturers. Currently, QCO has over 250 systems installed in sixteen countries.

     The Company introduced its QCO-4000 automatic pelliclized (a protective cover) photomask laser based inspection systems in March 1996, which has the sensitivity to detect defects or contamination of less than 0.3 micrometers (the equivalent of 0.06 micrometers on the semiconductor wafer), which will be required to detect defects in the next generation of semiconductors. As semiconductor devices have become more complex, the semiconductor manufacturing process has become very sensitive to photomask errors, requiring more complex photomasks and, as a result, increasingly sophisticated photomask inspection tools.

     In the fourth quarter of 1997, the Company introduced the DISKAN-9000 which is targeted to provide computer hard disk manufacturers with the capability to inspect 100% of their production volume. Compared to the Company's previous equipment, the DISKAN-9000 provides more than 70% higher throughput and a 30% reduction in footprint.

     The Company's systems, such as its QCO-4000 and DISKAN-9000, are designed to fit into its customers' production line virtually eliminating the need for special handling or special production procedures while performing 100% inspection throughout the process. In addition, these systems sort out fatal defects on disks and pelliclized photomasks before they cause manufacturing yield or other quality problems. As more manufacturers of computer hard disks move toward total inspection protocols versus statistical sampling, demand during the past year for the Company's products which can inspect computer hard disks has increased significantly. The Company is also working on research and development for porting, which is applying the Company's technology in its other systems, to the inspection of flat panel displays.

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

     QCO's principal offices and manufacturing facilities are based in Wilmington, Massachusetts. The Company also maintains regional sales or service personnel in Texas, Florida, New Mexico and California. The Company currently has approximately 60 employees and has manufacturer's representatives in Europe and distributors in Asia.

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

     In the 1990s, a number of advancements in photomask design have allowed manufacturers to manufacture integrated circuits with increasingly smaller linewidths. These linewidths are now as low as 0.25 micrometers and less. In the late 1980s and early 1990s, the development of a number of technologies allowed photomasks to be used much more efficiently. During this period, the demand for photomask inspection equipment was less than the increased demand for semiconductors as more advanced photomask technologies, such as computer-automated design equipment and pellicles, were utilized. Pellicles are a thin transparent membrane suspended over the photomask surface on a frame mounted to the photomask. The pellicle increases semiconductor manufacturing yields by preventing airborne particles from falling onto the surface of the photomask and printing as defects on the wafer. Since their introduction in the early 1980s, pellicles have significantly reduced the need to clean photomasks during production, thus substantially extending the life of a photomask. Accordingly, the introduction of pellicles significantly reduced the number of photomasks required in high volume semiconductor device manufacturing.

     Management believes that the increased complexity in semiconductor devices will contribute to high demand for complex photomasks and for increased sophistication in photomask inspection equipment. As semiconductors become more and more complex, the potential for defects in photomasks has increased.

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

  Computer Hard Disk Inspection

     Computer hard disk manufacturers use advanced deposition processes to produce thin film disks. An aluminum substrate is nickle plated and then precision polished to provide the extremely smooth and flat surface required for the recording head to "fly" over the disk in the disk drive. The nickle substrate is then typically textured (portions of the disk are modified to slightly roughen the surface, to prevent the recording head from sticking to the surface of the disk). Thin films of magnetic material and a protective overcoat are then deposited onto the surface of the disk. Prior to shipment the disks are checked for quality, most commonly by visual and electronic tests. QC Optics' computer hard disk inspection systems have been utilized for over a decade for inspecting disks throughout the manufacturing process, to identify conditions outside set control ranges, by inspecting a small sample of the total production volume. Any defect or contaminant on the disk increases the risk that information cannot be properly stored. As storage densities have increased, the size of defects that affect data storage has decreased, and computer hard disk manufacturers have begun to find it cost effective to move from inspecting a sample of their production volume to inspecting close to 100% of their products. This transition to 100% inspection increases the potential market for computer hard disk inspection equipment and resulted in the increase in the Company's DISKAN product series sales in 1997.

  Flat Panel Displays

     Over time, the use of flat panel displays ("FPDs") is expected to significantly replace vacuum tube monitors used in televisions and computer monitors, providing users with quality images on less bulky displays. The manufacture of these devices is in the very early stages of commercial development in the United States. FPDs are currently being designed to include electronic substrates which undergo a lithography process similar to semiconductors as well as glass substrates which require inspection prior to the lithography process.

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

STRATEGY

     The Company's goal is to maintain a leadership position in the photomask and computer hard disk inspection system markets and use its patented and proprietary technology to pursue other opportunities in high performance inspection systems. The Company intends to achieve this goal through the implementation of the following strategies:

     - Expand Marketing Efforts for Existing Products. Since its introduction of photomask and computer hard disk inspection systems, the Company's objective has been to expand its leadership position in these fields. The Company is also working to extend its sales and marketing activities outside of the United States into Europe and Asia, where the Company believes very sizable market demand exists for state-of-the-art inspection systems in both photomasks and computer hard disks. In addition, in the computer hard disk market, the Company intends to continue to market its computer hard disk inspection systems for 100% production line inspection versus statistical sampling inspection.

     - Maintain Technology Leadership Position. Since its formation, the Company's objective has been to maintain a leadership position in inspection technology in the photomask and computer hard disk inspection system markets. To maintain technology leadership, the Company intends to continue to work closely with major customers, several of which are the leading suppliers of semiconductors and computer hard disks in their respective industries. In addition, the Company believes that the recent management buyout, as well as the funds received from its initial public offering, will increase its attraction as a joint venture or strategic alliance partner with other semiconductor and computer hard disk manufacturers.

     - Broaden Product Offerings through Acquisitions. Although no acquisition is currently planned and there can be no assurance that the Company will complete any acquisition, QCO plans to expand its activities in related inspection markets, such as the expected market for flat panel displays. In addition, there are a number of smaller companies in the inspection market that have technology and market links with the Company's existing businesses, including material handling and stocking equipment, cleaning equipment, and related products.

     - Provide Broad Range of Computer Hard Disk Inspection Solutions. The Company's strategy is to expand and improve its product offerings by leveraging its current technologies to provide 100% inspection tools such as the recently introduced DISKAN-9000, as well as enhanced failure analysis tools.

     - Provide Broad Range of Photomask Inspection Solutions. The Company's strategy is to provide a broad range of technical solutions, leveraged off of existing technologies, with different performance characteristics. Certain of the Company's inspection systems currently address less complex photomask designs while new products, such as the QCO-4000, are designed to address the most sophisticated photomasks currently used.

     - Leverage Installed Base. In marketing new products to existing customers, the Company intends to leverage its existing customer base to upgrade the over 250 Company systems currently in the field with new product offerings. Many of the Company's products are built with modular systems which are designed to facilitate future enhancements, as well as new system software.

     - Expand Customer Support Services. The Company currently provides local support and service with personnel located in California, Texas, New Mexico and Florida in addition to its principal engineering services at its Wilmington, Massachusetts headquarters. The Company also has factory trained service representatives in the UK, France, Germany, Japan, Korea, Taiwan and Malaysia. The Company intends to expand the number of customer support sites in both the United States and overseas to help facilitate customer support as well as support future sales opportunities.

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

     Many of QCO's newer systems are designed to fit into its customer production lines virtually eliminating the need for special handling or production procedures while performing 100% inspection throughout the process. QCO's systems sort out fatal defects on disks and pelliclized photomasks before they become manufacturing yield or other quality problems. All of QCO's systems have the sensitivity to detect defects or contamination down to less than 0.5 micrometers. In the fourth quarter of 1997, the Company introduced the DISKAN-9000 which is targeted to provide computer hard disk manufacturers with the capability to inspect 100% of their production volume. Compared to the Company's previous equipment, the DISKAN-9000 provides more than 70% higher throughput and a 30% reduction in footprint. The Company also introduced its new QCO-4000 in March 1996. This new system has the ability to detect defects or contamination of 0.3 micrometers (the equivalent of 0.06 micrometers on the semiconductor wafer), which will be required to detect defects in the next generation of semiconductors. Specific Company products include the following:

     QCO-4000: The QCO-4000 represents what the Company believes is a state-of-the-art breakthrough for inspecting pelliclized photomasks. Defects on complex, small featured photomasks are non-destructively detected and characterized with a sensitivity down to .25 micrometers, using the latest technologies in ultraviolet argon ion laser optics and innovative signal processing. The QCO-4000 is capable of inspecting all four critical surfaces of the photomask, which are the front and back pellicles and the front and back of the photomask. The QCO-4000 also provides for inspection both on a sampling basis as well as 100% inspection. This allows this system to be extremely versatile for needs ranging from incoming inspection to complete process characterization and documentation. Utilizing advanced systems control technology, the operator has complete control over all system operations and decisions. Computers incorporated in the product and several communication ports allow the QCO-4000 to be easily integrated into the manufacturing process, manufacturing resource planning ("MRP") and similar systems. The average selling price for this system is approximately $900,000 to $1,300,000, although various options can increase or reduce the price of a specific system.

     API-3000/5: This automatic pelliclized photomask inspection system has a sensitivity of 0.5 micrometers and is compatible with many of the photomasks most commonly used in today's semiconductor manufacturing processes. This product is used by semiconductor manufacturers to qualify the photomask just prior to its use on lithography equipment as well as for incoming inspection. Photomask manufacturers utilize the system for final inspection as well as process control. The average selling price for this system is approximately $500,000 to $750,000, although various options can increase or reduce the price of a specific system.

     API-1100: This equipment is a photomask blank inspection system with full automatic handling capable of detecting pinholes and particulates as small as
0.3 micrometers. This product is utilized by photomask blank substrate manufacturers for final inspection and transfers the finished product directly into a shipping cassette from a process cassette. Quartz manufacturers also use this equipment for final inspection. The average selling price for this system is approximately $300,000 to $600,000, although various options can increase or reduce the price of a specific system.

     DISKAN SERIES: These are computer hard disk inspection systems which are equipped with either integrated automatic handling, manual handling or external handling systems. The Company's newest product, the DISKAN-9000 which was introduced in 1997, is configured to provide the customer with the ability to inspect 100% of their production and has 70% higher throughput with a 30% smaller footprint than the Company's previous systems. During 1997 the Company experienced increasing demand from customers to provide a system for 100% inspection. In addition, the Company offers the DISKAN-6000, which incorporates cassette-to-cassette automatic handling, and is used to inspect a sample of the customer's total production for process control. The DISKAN-7000, where disks are manually loaded into the system, is used for failure analysis, process development and process control. The average selling price for these systems is approximately $100,000 to $330,000, although various options can increase or reduce the price of a specific system.

     API-1100FP: The API-1100FP is the Company's first product to address the inspection demands for flat panel display substrates inspection systems, including systems with automatic handling capability. This product is utilized for process control by flat panel display manufacturers, as well as flat panel display glass substrate manufacturers. The average selling price for this system is approximately $300,000 to $600,000, although various options can increase or reduce the price of a specific system.

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

     Currently the Company is working on product enhancements to both its QCO-4000 and DISKAN product lines. The Company is continuing development activities for the next generation of disk inspection systems market which were introduced in late 1997. During 1998, the Company will introduce new DISKAN failure analysis tools with capabilities to inspect computer hard disks that target new inspection points in the manufacturing process. If the new inspection points prove to be economically justified for 100% inspection, it would further increase the market potential for the DISKAN product series. These systems will provide even higher sensitivities in measurements and higher throughput than currently provided with the DISKAN products. Management expects that these new systems will significantly improve the cost effectiveness of the equipment for 100% inspection of the customers' production. In addition, the Company continues its efforts in the flat panel display market to modify its existing products for research and development in the inspection of flat panel displays. The technology used in flat panel displays will continue to evolve significantly and as a result, the Company expects that it will be required to continue to expend significant efforts in improving and developing new technologies for the flat panel display markets.

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

CUSTOMER SERVICE AND SUPPORT

     In addition to selling and installing standard products and providing support services, the Company provides individualized engineering services for customers as well as technical support worldwide. In addition to providing technical support, the Company's service and support personnel advise customers about product applications, provide customer training, coordinate upgrades, manage spare parts and provide preventative maintenance.

     The Company's warranty obligations for its systems generally cover a 12-month period beginning upon customer acceptance. However, many customers request service and support beyond the warranty period. The Company has historically derived less than 10% of its revenues from annual service and maintenance for its installed base of systems. Some of the Company's systems are currently serviced under service contracts and other customers purchase repairs on a labor and materials basis. Service revenues for the fiscal year ended December 31, 1997 and the fiscal year ended December 31, 1996 were $1,135,094 and 1,210,508, respectively. Historically, warranty expenses have been consistent with established allowances.

CUSTOMERS

     The Company's customers include semiconductor fabricators, photomask fabricators and suppliers, computer hard disk manufacturers and customers interested in developing flat panel displays. Repeat sales to existing customers represent a significant portion of the Company's product revenues, and the Company believes that its installed base of over 250 systems represents a significant competitive advantage, particularly in the United States.

     Historically, the Company has sold a significant proportion of its systems to a limited number of customers as the markets that the Company participates in are primarily dominated by a few major companies. Approximately 95% and 75% of net sales in Fiscal 1997 and Fiscal 1996, respectively were to the ten largest customers in each fiscal year. Sales to the largest customer accounted for approximately 49% of net sales during Fiscal 1997. The failure to replace sales with sales to other customers in succeeding periods would have a material adverse effect on the Company's business, financial condition and results of operations. The Company expects that sales to relatively few customers will continue to account for a high percentage of the Company's revenues in any accounting period in the foreseeable future. A reduction in orders from any such customer or the cancellation of any significant order could have a material adverse effect on the Company's business, financial condition and results of operations. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products.

     In addition, due to the substantial purchase price for the Company's products and systems, revenues and operating results may vary significantly from quarter to quarter depending upon the timing of orders and shipments.

SALES AND MARKETING

     QCO markets and distributes its products directly in the United States. The Company maintains sales offices in Wilmington, Massachusetts and Santa Clara, California, and service or sales personnel in New Mexico, Florida and Texas. The Company also sells through manufacturers' representatives, distributors and directly to certain customers internationally.

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

ENGINEERING AND PRODUCT DEVELOPMENT

     The Company directs its engineering and design efforts at products for which the Company believes there is growing market demand. In particular, the Company seeks to meet the requirements of its customers for products aimed at emerging applications in the semiconductor, computer hard disk and flat panel display inspection markets by applying the latest available technology and the design and engineering know-how gained from the Company's focus on this market. For many of its customers, the Company provides engineering and design support to help integrate the Company's products into production environments. By working closely with these customers, the Company is exposed to new market opportunities for its products.

     The Company employed 16 individuals in engineering and product development as of December 31, 1997. During Fiscal 1997 and Fiscal 1996, the Company's engineering expenses totaled approximately $1,316,000 and $1,405,000, or 13% and 10.3% of sales, respectively. The Company expenses all software development costs as incurred.

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

     The semiconductor, computer hard disk and flat panel display industries in general, are characterized by rapid technological change and evolving industry standards. As a result, the Company must continue to enhance its existing products and to develop and manufacture new products and upgrades with improved capabilities. This has required and will continue to require substantial investments in research and development by the Company to advance a number of state-of-the-art technologies. Continuous investments in research and development will also be required to respond to the emergence of new technologies. The failure to develop, manufacture and market new products, or to enhance existing products, would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's competitors can be expected to continue to develop and introduce new and enhanced products, any of which could cause a decline in market acceptance of the Company's products or a reduction in the Company's margins as a result of intensified price competition.

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

BACKLOG

     The Company's backlog for products and services was approximately $6,370,000 at December 31, 1997 compared to approximately $740,000 at December 31, 1996. QCO defines backlog to include only those systems, accessories and upgrades with respect to which a purchase order has been received and a delivery schedule has been specified for shipment over the next twelve (12) months, and contracts for services to be provided for longer periods up to 36 months. Cancellations of product purchase orders are subject to penalties, depending upon the time of cancellation. Although a significant indicator of business levels, backlog is not necessarily representative of future sales.

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

PROTECTION OF PROPRIETARY INFORMATION

     The Company holds twelve United States patents and has one additional patent application pending. Several of the issued patents are also issued in Japan, Europe and Canada and there are one or more patent applications pending in Europe and Japan. Most of the issued patents relate to advanced inspection measurement techniques. The issued United States patents expire from 2001 to 2115. The Company also has three registered trademarks in the United States which are due for renewal in 1998 and 1999.

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

EMPLOYEES

     As of December 31, 1997, the Company had 58 full-time employees, of which 19 were in sales, marketing and service, 16 were in engineering and product development, 6 were in administration and 17 were in manufacturing.

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

ITEM 2.  FACILITIES

     The Company maintains its principal executive offices, research and development, and manufacturing operations in approximately 25,000 square feet of a facility in Wilmington, Massachusetts subleased from Caprius, Inc. (formerly Advanced NMR Systems, Inc.). The Company currently pays base rent in the amount of approximately $16,270 per month plus utility charges with respect to the facility, pursuant to a sublease that expires on May 1, 2001. Although no assurance can be given, the Company believes that adequate facilities for its principal executive offices, research and development and manufacturing operations are available at competitive rates for its needs upon expiration of its current lease.

     The Company also maintains a sales office in an approximately 1,000 square foot facility in Santa Clara, California, leased from Koll/Intereal Bay Area. The Company currently pays base rent of $1,385 per month plus certain expenses related to the facility, pursuant to a lease that expires on January 21, 1999. The Company believes that its facilities for its sales office are adequate for its current needs.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "OPC." On March 24, 1998, the closing price of the Company's Common Stock as reported on the AMEX was $4.375. The Company's Redeemable Warrants are traded on AMEX under the symbol "OPC+." On March 24, 1998, the closing price of the Company's Redeemable Warrants as reported on the AMEX was $.8125.

     As of March 24, 1998, there were approximately 15 holders of record of the Company's Common Stock and approximately 12 holders of record of the Company's Redeemable Warrants. Management believes that there are over 500 beneficial owners of the Company's Common Stock and over 500 beneficial owners of the Company's Redeemable Warrants.

     For the periods indicated, the following table set forth the range of high and low sale prices for the Company's Common Stock and Redeemable Warrants as reported by AMEX.

                                                                                REDEEMABLE
                                                           COMMON STOCK          WARRANTS
                                                         ----------------    -----------------
                                                          HIGH      LOW       HIGH       LOW
                                                         ------    ------    -------    ------
1996
  Fourth Quarter (from October 24, 1996)(1)............  $6.50     $4.75     $1.625     $.625
1997
  First Quarter........................................  $5.875    $3.75     $1.50      $.50
  Second Quarter.......................................  $3.75     $2.375    $ .75      $.3125
  Third Quarter........................................  $5.25     $3.25     $1.1875    $.4375
  Fourth Quarter.......................................  $5.00     $3.25     $1.1875    $.4375
1998
  First Quarter (through March 24, 1998)...............  $5.125    $3.375    $1.00      $.375

---------------
(1) The Company's securities began trading on AMEX on October 24, 1996.

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

USE OF PROCEEDS

     Pursuant to Rule 463 of the Securities Act, the Company filed its initial Form SR with the Securities and Exchange Commission on January 31, 1997 reporting for the period from October 24, 1996 (the effective date of the Company's registration statement for its initial public offering) through January 24, 1997. On August 12, 1997 the Company filed its first amendment to its Form SR covering the period from January 24, 1997 through July 24, 1997. The following reflects as of December 31, 1997 an estimate of the amount of net offering proceeds received by the Company from its initial public offering used for each of the purposes set forth below (and reflects only the changes to the information provided by the Company in the Form 10QSB for the quarter ended September 30, 1997 filed on November 14, 1997):

Direct or indirect payments to directors, officers, persons
owning ten percent or more of any class of equity securities of the Company, and affiliates of the Company:
  Repayment of debt.........................................        $  750,000
Direct or indirect payments to others:
  Research and development..................................        $  564,825
  Sales and marketing.......................................        $  295,527
  Working capital...........................................        $  478,959
  Temporary investments in money market fund................        $2,985,000

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

  Fiscal Year Ended December 31, 1997 ("Fiscal 1997") Compared to Fiscal Year Ended December 31, 1996 ("Fiscal 1996")

     Net sales for Fiscal 1997 were $10,091,834 compared to net sales of $13,577,104 for Fiscal 1996, a decrease of 25.7%. The decrease resulted primarily from decreased demand for the Company's products for the inspection of photomasks.

     Cost of sales for Fiscal 1997 was $4,786,110 as compared to $5,900,121 for Fiscal 1996. As a result of decreased sales, gross profit for Fiscal 1997 was $5,305,724 (52.6% of net sales) as contrasted to $7,676,983 (56.5% of net sales) in Fiscal 1996, a decrease of 30.9%. The decrease in gross profit as a percentage of net sales was due primarily to the spreading of fixed overhead costs over a smaller revenue base.

     Selling, general and administrative expenses decreased to $3,785,536 for Fiscal 1997 (37.5% of net sales) as compared to $3,824,002 in Fiscal 1996 (28.2% of net sales). Decreased commissions were partially offset by increased staffing and travel expenses. The increase as a percent of net sales was due to the decrease in net sales.

     Engineering expenses in Fiscal 1997 decreased to $1,316,469 from $1,404,850 in Fiscal 1996. The decreases in staffing expenses were partially offset by an increase in travel costs. Engineering expenses as a percent of net sales were 13% in Fiscal 1997 as compared to 10.3% for Fiscal 1996 primarily due to the 25.7% decrease in net sales.

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

     Interest income was $202,434 for Fiscal 1997 compared to $56,170 in Fiscal 1996. This was due to the investment during Fiscal 1997 of part of the proceeds from the Company's initial public offering in October, 1996 ("IPO").

     Interest expense decreased to $13,597 for Fiscal 1997 from $163,956 in Fiscal 1996 due to the repayment of all loans payable to an affiliate and repayment of the Company's borrowings under its revolving line of credit during the fourth quarter of Fiscal 1996.

     Income before provision for income taxes was $392,196 (3.9% of net sales) for Fiscal 1997 as compared to $639,345 in Fiscal 1996 (4.7% of net sales). Without the non-cash, non-recurring management buyout charge, in Fiscal 1996 the income before provision for taxes would have been $2,340,345 (17.2% of net sales). Excluding the management buyout charge, income before provision for taxes declined in Fiscal 1997 from Fiscal 1996 due to the 25.7% decrease in net sales and the resulting reduction in gross profit.

     The provision for income taxes for Fiscal 1997 was $146,900 (an effective rate of 37.5%). Due to limitations on the utilization of the Company's net operating loss ("NOLs") carryforwards and the non-deductibility of the management buyout charge, there was a provision for income taxes of $846,200 for Fiscal 1996. In connection with the management buyout and the issuances of shares in the Company's IPO, the Company is restricted in the NOLs it can use in future fiscal years in accordance with Section 382 of the Internal Revenue Code of 1986, as amended. As a result of the management buyout, the Company is limited to approximately $161,000 of loss utilization per year.

     Net income was $245,296 (2.4% of net sales) for Fiscal 1997. With the non-recurring, non-cash management buyout charge and the inability to fully utilize NOLs in Fiscal 1996, the Company incurred a net loss for Fiscal 1996 of $206,855 (1.5% of net sales). Excluding the non-cash, non-recurring management buyout charge, the Company would have had net income of $1,494,145 (11.0% of net sales) in Fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had cash and cash equivalents of $3,766,534, a decrease of $1,256,238 from $5,022,772 at December 31, 1996.
Working capital was $7,607,447 at December 31, 1997 as compared to $7,669,497 at December 31, 1996, a decrease of $62,050. Cash used by operating activities was $1,074,204 during Fiscal 1997 compared to $3,569,831 of cash provided by operating activities in Fiscal 1996 primarily due to the decline in operating results (excluding the management buyout charge) and the timing of accounts receivable collections and payments of accrued expenses. During Fiscal 1997, the Company made increased investments in property and equipment in comparison with Fiscal 1996 primarily as a result of the relocation of its headquarters.

     From time to time since inception, the Company has received loans from Kobe Steel and its affiliates to meet certain obligations, capital expenditures and general working capital requirements of the Company. On March 29, 1996, Kobe Steel USA Holdings, Inc. made a capital infusion of $4,250,000 to repay a loan of $4,250,000 previously made to the Company by Kobe Steel USA International, Inc. In addition, the Company repurchased 62.2% of the Company's common stock (99.5% of the Company was previously held by Kobe Steel USA Holdings, Inc.) for $5,000,000. Payment for the shares was made with $3,250,000 from a revolving line of credit from the Company's bank, $1,000,000 of cash from the Company's cash accounts and a $750,000 loan from Kobe Steel USA Holdings, Inc. which was paid in full in October 1996 using a portion of the proceeds of the Company's IPO. Subsequent to the repurchase, but prior to the IPO, the Company utilized cash provided from operations to reduce borrowings under the revolving line of credit from the Company's bank by $3,011,612.

     In connection with the stock repurchase from Kobe Steel USA Holdings, Inc., the Company entered into a revolving line of credit with State Street Bank and Trust Company. The revolving line of credit agreement allows for maximum borrowings of $4,000,000 and requires monthly payment of interest on the outstanding balance to maturity on June 30, 1998. Borrowings under the revolving line of credit agreement are limited to 80% of qualifying accounts receivable and 10% (not to exceed $350,000) of qualifying inventory. Borrowings under the agreement bear interest at the bank's prime rate (8.5% at December 31, 1997) plus .5%. The terms of the loan agreement provide for the maintenance of certain specified financial ratios, including the quick ratio and debt to equity, minimum levels of capital, minimum earnings tests and other negative and affirmative covenants and restricts certain transactions without the bank's prior written consent. As of December 31, 1997, the Company was in default of the minimum earnings test covenant, but has obtained a waiver of compliance from its bank for the quarter ended December 31, 1997. The Company is not in default of any other covenants or provisions of the credit agreement. Borrowings under the agreement are secured by substantially all the assets of the Company. At December 31, 1997, the Company had no borrowings outstanding under the revolving credit agreement and availability of approximately $2,290,000.

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

YEAR 2000 DISCLOSURE

     The Company has considered the potential problems that may arise because of the year 2000 as it relates to the Company's internal information systems. It is the Company's opinion that, having considered the systems that the Company presently utilizes, the year 2000 should not present material problems with respect to its own internal information systems. To date, the Company is unaware of any situations of noncompliance that would materially adversely affect its operations or financial condition. There can be no assurance, however, that instances of noncompliance which could have a material adverse effect on the Company's operations or financial condition will not be identified; that the systems of other companies with which the Company transacts business will be corrected on a timely basis; or that a failure by such entities to correct a Year 2000 problem or a correction which is incompatible with the Company's information systems would not have a material adverse effect on the Company's operations or financial condition.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements are filed as part of this report:

                                                              PAGE
                                                              ----

Report of Independent Public Accountants....................  F-2
Balance Sheets as of December 31, 1996 and December 31,
  1997......................................................  F-3
Statements of Operations for the years ended December 31,
  1996 and December 31, 1997................................  F-4
Statements of Stockholders' Equity for the years ended
  December 31, 1996 and December 31, 1997...................  F-5
Statements of Cash Flows for the years ended December 31,
  1996 and December 31, 1997................................  F-6
Notes to Financial Statements...............................  F-7

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
        SECTION 16(a) OF THE EXCHANGE ACT.

     The Company intends to file a Definitive Proxy Statement within 120 days of the completion of the Company's fiscal year ended December 31, 1997. The information required by this item is incorporated by reference from the Proxy Statement.

ITEM 10.  EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference from the Proxy Statement, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference from the Proxy Statement, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference from the Proxy Statement, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

     (1) The following exhibits are filed herewith:

EXHIBIT
  NO.    TITLE
-------  -----

10a      Sublease Agreement between the Company and Advanced NMR
         Systems dated as of April 15, 1997.
27       Financial Data Schedule.

     (2) The following exhibits were filed as part of the Company's Registration Statement on Form SB-2 (No. 333-07683), declared effective by the Commission on October 24, 1996 and are incorporated herein by reference:

EXHIBIT
  NO.    TITLE
-------  -----
 3a      Certificate of Incorporation, as amended.
 3b      Bylaws, as amended.
 4a      Sections of Bylaws and Certificate of Incorporation defining the rights of securityholders (contained in Exhibits 3a and
         3b).
 4b      Specimen Common Stock Certificate.
 4c      Form of Representative's Warrant Agreement (revised).
 4d      Form of Lock-Up Letters.
 4e      Specimen Warrant Certificate.
 4f      Form of Warrant Agreement between the Company and the
         Warrant Agent.
 9       QC Optics Voting Trust u/d/t dated as of October 27, 1995 by and among Eric T. Chase, as trustee, and Eric T. Chase, Karl
         Andrew Bernal, Jay L. Ormsby, John R. Freeman, Albert E.
         Tobey and Abdu Boudour.
10h      Promissory Note of QC Optics, Inc. to State Street Bank and
         Trust Company, dated March 29, 1996.
10i      Security Agreement (All Assets) by and between the Company and State Street Bank and Trust Company, dated March 29,
         1996.
10j      Credit Agreement by and between the Company and State Street
         Bank and Trust Company, dated March 29, 1996.
10k      Collateral Assignment of Trademarks and Patents by and
         between the Company and State Street Bank and Trust Company, dated March 29, 1996.
10p      1996 Stock Option Plan.
10q      1996 Director Formula Stock Option Plan.
10r      Form of Employment Agreements effective as of July 1, 1996 entered into by and between the Company and Eric T. Chase,
         Jay L. Ormsby, Albert E. Tobey, Abdu Boudour and John R.
         Freeman.
10s      Distribution Agreement by and between ETEC Systems, Inc. and the Company, dated December 19, 1994.

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

                                          QC OPTICS, INC.

                                          By: /s/     ERIC T. CHASE
                                            ------------------------------------
                                                       Eric T. Chase
                                               President and Chief Executive
                                                           Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       NAME                                        CAPACITY                      DATE
                       ----                                        --------                      ----

                 /s/ ERIC T. CHASE                     President, Chief Executive           March 30, 1998
---------------------------------------------------      Officer, and Chairman of the
                   Eric T. Chase                         Board of Directors (Principal
                                                         Executive Officer)

                /s/ JOHN R. FREEMAN                    Vice President of Finance and        March 30, 1998
---------------------------------------------------      Treasurer (Principal Financial
                  John R. Freeman                        and Principal Accounting
                                                         Officer)

                /s/ CHARLES H. FINE                    Director                             March 30, 1998
---------------------------------------------------
                  Charles H. Fine

                 /s/ JOHN M. TARRH                     Director                             March 30, 1998
---------------------------------------------------
                   John M. Tarrh

                                QC OPTICS, INC.

                                     INDEX

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   F-2
Balance Sheets as of December 31, 1996 and 1997.............   F-3
Statements of Operations for the Years Ended December 31,
  1996 and 1997.............................................   F-4
Statements of Stockholders' Equity for the Years Ended
  December 31, 1996 and 1997................................   F-5
Statements of Cash Flows For the Years Ended December 31,
  1996 and 1997.............................................   F-6
Notes to Financial Statements...............................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To QC Optics, Inc.:

     We have audited the accompanying balance sheets of QC Optics, Inc. (a Delaware corporation) as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QC Optics, Inc. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1997, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 13, 1998

                                QC OPTICS, INC.

                  BALANCE SHEETS -- DECEMBER 31, 1996 AND 1997

                                     ASSETS

                                                                 1996          1997
                                                              -----------   -----------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 5,022,772   $ 3,766,534
  Accounts receivable, less allowance of $100,000 and
    $50,000 at December 31, 1996 and 1997, respectively.....    1,884,694     2,509,002
  Inventory.................................................    3,383,060     4,025,428
  Prepaid expenses..........................................       69,597        76,974
                                                              -----------   -----------
         Total current assets...............................   10,360,123    10,377,938
                                                              -----------   -----------
PROPERTY AND EQUIPMENT, AT COST:
  Furniture and fixtures....................................      148,391       189,350
  Machinery and equipment...................................      299,822       342,609
  Leasehold improvements....................................       57,085        76,714
  Motor vehicles............................................       23,458        21,574
                                                              -----------   -----------
                                                                  528,756       630,247
  Less -- Accumulated depreciation..........................      408,902       402,528
                                                              -----------   -----------
         Property and equipment, net........................      119,854       227,719
                                                              -----------   -----------
DEFERRED TAX ASSETS.........................................      208,000       349,500
                                                              -----------   -----------
OTHER ASSETS................................................       24,943        82,924
                                                              -----------   -----------
         Total assets.......................................  $10,712,920   $11,038,081
                                                              ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $   683,847   $   742,563
  Accrued payroll and related expenses......................      427,897       457,505
  Accrued commissions.......................................      538,061        59,894
  Accrued income taxes......................................      469,200       221,789
  Accrued expenses..........................................      414,059       642,923
  Customer deposits.........................................      157,562       645,817
                                                              -----------   -----------
         Total current liabilities..........................    2,690,626     2,770,491
                                                              -----------   -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value --
    Authorized -- 1,000,000 shares
    Issued and outstanding -- no shares at December 31, 1996
      and 1997..............................................           --            --
  Common stock, $.01 par value --
    Authorized -- 10,000,000 shares
    Issued and outstanding -- 3,242,500 shares at December
      31, 1996 and 1997.....................................       32,425        32,425
  Additional paid-in capital................................    9,902,886     9,902,886
  Accumulated deficit.......................................   (1,913,017)   (1,667,721)
                                                              -----------   -----------
         Total stockholders' equity.........................    8,022,294     8,267,590
                                                              -----------   -----------
         Total liabilities and stockholders' equity.........  $10,712,920   $11,038,081
                                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                QC OPTICS, INC.

                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                                 1996          1997
                                                              -----------   -----------
NET SALES...................................................  $13,577,104   $10,091,834
COST OF SALES...............................................    5,900,121     4,786,110
                                                              -----------   -----------
          Gross profit......................................    7,676,983     5,305,724
                                                              -----------   -----------
OPERATING EXPENSES:
  Selling, general and administrative expenses..............    3,824,002     3,785,536
  Engineering expenses......................................    1,404,850     1,316,469
  Management buyout charge (Note 9).........................    1,701,000            --
                                                              -----------   -----------
          Total operating expenses..........................    6,929,852     5,102,005
                                                              -----------   -----------
          Operating income..................................      747,131       203,719
INTEREST INCOME.............................................       56,170       202,434
INTEREST EXPENSE............................................     (163,956)      (13,957)
                                                              -----------   -----------
          Income before provision for income taxes..........      639,345       392,196
PROVISION FOR INCOME TAXES..................................      846,200       146,900
                                                              -----------   -----------
          Net income (loss).................................  $  (206,855)  $   245,296
                                                              ===========   ===========
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE..........................................  $      (.09)  $      0.08
                                                              ===========   ===========
DILUTED WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING...............................................    2,349,301     3,245,478
                                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                QC OPTICS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                                          PREFERRED STOCK          COMMON STOCK
                                       ---------------------   ---------------------   ADDITIONAL                     TOTAL
                                       NUMBER OF               NUMBER OF                PAID-IN     ACCUMULATED   STOCKHOLDERS'
                                        SHARES     PAR VALUE    SHARES     PAR VALUE    CAPITAL       DEFICIT        EQUITY
                                       ---------   ---------   ---------   ---------   ----------   -----------   -------------
BALANCE, DECEMBER 31, 1995...........        --     $    --    2,150,000    $21,500    $3,888,500   $(1,706,162)   $2,203,838
  Net loss...........................        --          --          --          --            --      (206,855)     (206,855)
  Issuance of shares -- management
    buyout (Note 9)..................        --          --          --          --     1,701,000            --     1,701,000
  Issuance of initial public offering
    shares (Note 10).................        --          --    1,092,500     10,925     5,063,386            --     5,074,311
  Recapitalization (Note 9)..........        --          --          --          --      (750,000)           --      (750,000)
                                       ---------    -------    ---------    -------    ----------   -----------    ----------
BALANCE, DECEMBER 31, 1996...........        --          --    3,242,500     32,425     9,902,886    (1,913,017)    8,022,294
  Net income.........................        --          --          --          --            --       245,296       245,296
                                       ---------    -------    ---------    -------    ----------   -----------    ----------
BALANCE, DECEMBER 31, 1997...........        --     $    --    3,242,500    $32,425    $9,902,886   $(1,667,721)   $8,267,590
                                       =========    =======    =========    =======    ==========   ===========    ==========

   The accompanying notes are an integral part of these financial statements.

                                QC OPTICS, INC.

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                                 1996          1997
                                                              ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ (206,855)   $   245,296
                                                              ----------    -----------
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities --
     Management buyout charge (Note 9)......................   1,701,000             --
     Depreciation and amortization..........................      50,659         74,169
     Increase in deferred taxes, net........................    (208,000)      (141,500)
     Changes in operating assets and liabilities --
       Accounts receivable..................................   1,352,012       (624,308)
       Inventory............................................    (489,938)      (642,368)
       Prepaid expenses and other assets....................     (51,601)       (65,358)
       Accounts payable.....................................     196,073         58,716
       Accrued expenses.....................................   1,104,836       (467,106)
       Customer deposits....................................     121,645        488,255
                                                              ----------    -----------
          Total adjustments.................................   3,776,686     (1,319,500)
                                                              ----------    -----------
          Net cash provided by (used in) operating
            activities......................................   3,569,831     (1,074,204)
                                                              ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................     (52,334)      (182,034)
                                                              ----------    -----------
          Net cash used in investing activities.............     (52,334)      (182,034)
                                                              ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial public offering, net (Note 10)......   5,074,311             --
  Borrowings from revolving line of credit..................   4,886,611             --
  Payments on revolving line of credit......................  (8,136,611)            --
  Recapitalization and management buyout --
     Capital contribution from Kobe Steel...................   4,250,000             --
     Payment on loan payable to affiliate...................  (4,250,000)            --
     Borrowings from revolving line of credit...............   3,250,000             --
     Redemption of common stock from Kobe Steel.............  (5,000,000)            --
                                                              ----------    -----------
          Net cash provided by financing activities.........      74,311             --
                                                              ----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   3,591,808     (1,256,238)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................   1,430,964      5,022,772
                                                              ----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $5,022,772    $ 3,766,534
                                                              ==========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for --
     Interest...............................................  $  170,822    $    14,422
                                                              ==========    ===========
     Income taxes...........................................  $  656,000    $   535,811
                                                              ==========    ===========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING
  ACTIVITIES:
  Issuance of shares (Note 9)...............................  $1,701,000    $        --
                                                              ==========    ===========

   The accompanying notes are an integral part of these financial statements.

                                QC OPTICS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

(1)  DESCRIPTION OF BUSINESS

     QC Optics, Inc. (the Company) was formed in 1986 and manufactures high-end critical surface inspection systems for sales to the semiconductor, flat panel display and computer hard disk drive industries.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Revenue Recognition

     Revenues from product sales and the sale of spare parts are recognized at the time equipment is shipped. Revenues from service and maintenance agreements are recognized ratably over the period covered by the agreement. Service and maintenance revenues were 9% and 11% of total net sales for the years ended December 31, 1996 and 1997, respectively. Product sales accounted for approximately 84% and 83% of revenues for the years ended December 31, 1996 and 1997, respectively. Additional revenues are generated from the sale of spare parts.

     The Company derives most of its annual revenues from a relatively small number of sales of products, systems and upgrades. As a result, any delay in the recognition of revenue for a single product, system or upgrade could have a material adverse effect on the Company's results of operations for a given accounting period. In addition, some of the Company's net sales have been realized near the end of a quarter. Accordingly, a delay in a shipment scheduled to occur near the end of a particular quarter could have a material adverse affect on the Company's results of operations for that quarter.

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

  Warranty Costs

     The Company accrues warranty costs in the period the related revenue is recognized. Warranty costs were not material for the years ending December 31, 1996 and 1997.

  Research and Development Costs

     Research and development costs are expensed as incurred and are included in engineering expenses in the accompanying statements of operations. Research and development costs for the years ended December 31, 1996 and 1997 amounted to $577,327 and $439,765, respectively.

  Cash and Cash Equivalents

     Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

                                QC OPTICS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997 -- (CONTINUED)

  Inventory

     Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1996          1997
                                                      ----------    ----------
Raw materials and finished parts....................  $1,149,376    $1,931,130
Work-in-process.....................................   2,233,684     2,094,298
                                                      ----------    ----------
                                                      $3,383,060    $4,025,428
                                                      ==========    ==========

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

     The Company provides for depreciation using the straight-line method to amortize the cost of plant and equipment over their estimated useful lives, which generally are as follows:

                                                               ESTIMATED
                    ASSET CLASSIFICATION                      USEFUL LIFE
                    --------------------                      -----------
Furniture and fixtures......................................   3-8 years
Machinery and equipment.....................................   3-8 years
Leasehold improvements......................................  8-10 years
Motor vehicles..............................................   3-5 years

  Income Taxes

     The Company utilizes the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the temporary differences between the tax and financial statement carrying amounts of assets and liabilities. Deferred tax assets are recognized net of any valuation allowance. The Company and Kobe Steel USA Holdings, Inc. (Kobe Steel), 99.5% owner of the Company prior to March 29, 1996 (see Note 9), had a tax-allocation agreement stipulating that the Company must provide (benefit) and make payments (receive refunds) as if the Company had filed its own separate company tax returns. Prior to March 29, 1996, the Company's results of operations were included in the consolidated federal return of Kobe Steel.

  Concentration of Credit Risk/Significant Customers

     Financial instruments that potentially expose the Company to a concentration of credit risk include accounts receivable and cash and cash equivalents.

     The Company sells its products primarily to a small number of large corporate customers in the semiconductor, flat panel displays and computer hard disk drive industries and performs ongoing evaluations

                                QC OPTICS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997 -- (CONTINUED)

of its customers' financial conditions. Concentration of credit risk with respect to sales and trade receivables is significant and summarized as follows:

                                      NET SALES FOR THE          ACCOUNTS RECEIVABLE AS OF
                                   YEARS ENDED DECEMBER 31,             DECEMBER 31,
                                   ------------------------      --------------------------
                                      1996          1997            1996           1997
                                   ----------    ----------      ----------    ------------
Company A........................  $1,871,000    $  831,000       $501,000      $  122,000
Company B........................   1,309,000        50,000        325,000          10,000
Company C........................   1,596,000            --             --              --
Company D........................     358,000            --        250,000              --
Company E........................     227,000       224,000        227,000              --
Company F........................     441,000         5,000        288,000              --
Company G........................     412,000     1,043,000         29,000         224,000
Company H........................      69,000     4,956,000          5,000       1,615,000

     The Company maintains cash balances and short-term investments at financial institutions in Massachusetts. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured cash and cash equivalent bank balances amounted to approximately $4,976,000 and $3,775,000 at December 31, 1996 and 1997, respectively.

     Export net sales, denominated in U.S. dollars, were as follows:

                                                        FOR THE YEARS ENDED
                                                      ------------------------
                                                         1996          1997
                                                      ----------    ----------
Asia/Pacific........................................  $4,883,940    $2,363,714
Europe..............................................     110,567       973,790
Other...............................................      19,529           918

  Fair Value of Financial Instruments

     The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.

  Impairment of Long-Lived Assets

     SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, addresses accounting and reporting requirements for long-term assets based on their fair market values. SFAS No. 121 did not have a material impact on the Company's financial condition and results of operations as of and for the years ended December 31, 1996 and 1997.

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

                                QC OPTICS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997 -- (CONTINUED)

  Net Income (Loss) per Common Share

     In 1997, the Company adopted SFAS No. 128, Earnings Per Share, effective December 15, 1997. Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is calculated the same as basic except, if not antidilutive, stock options are included using the treasury stock method to the extent that the average share trading price exceeds the exercise price. As of December 31, 1996 and 1997, there were 253,064 and 266,700 options outstanding, respectively. Of these potentially dilutive securities, 146,818 and 70,647 qualified for inclusion in the diluted earnings per share calculation for part of the years ended December 31, 1996 and 1997, respectively. These options yielded incremental shares of 11,904 and 11,910, or weighted average incremental shares for the year of 2,976 and 2,978 for the years ended December 31, 1996 and 1997, respectively. As a result, the year-end weighted average shares outstanding were 2,349,301 and 3,245,478 as of December 31, 1996 and 1997, respectively. The implementation of this standard did not have an effect on earnings per common share in 1996 and, therefore, did not require restatement. Basic and diluted earnings per common share for the years ended December 31, 1996 and 1997 were equal; therefore, no reconciliation between basic and diluted earnings per common share is required.

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

(3)  INCOME TAXES

     The components of the income tax provision (benefit) are as follows:

                                                        FOR THE YEARS ENDED
                                                           DECEMBER 31,
                                                      -----------------------
                                                         1996         1997
                                                      ----------    ---------
Current --
  Federal...........................................  $  836,429    $ 248,400
  State.............................................     217,771       40,000
                                                      ----------    ---------
                                                       1,054,200      288,400
                                                      ----------    ---------

Deferred --
  Federal...........................................    (176,800)    (120,275)
  State.............................................     (31,200)     (21,225)
                                                      ----------    ---------
                                                        (208,000)    (141,500)
                                                      ----------    ---------
                                                      $  846,200    $ 146,900
                                                      ==========    =========

                                QC OPTICS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997 -- (CONTINUED)

     The Company's effective tax rate differs from the federal statutory rate of 34% in 1996 and 1997 due to the following:

                                                                1996         1997
                                                              ---------    --------
Computed tax provision at statutory rate....................  $ 217,377    $133,347
Increase (reductions) resulting from --
  Management buyout charge..................................    578,340          --
  State taxes...............................................    142,951       3,855
  Items not deductible for income tax purposes..............     24,333       9,698
  Change in valuation reserve...............................   (116,801)         --
                                                              ---------    --------
                                                              $ 846,200    $146,900
                                                              =========    ========

     Deferred income taxes at December 31, 1996 and 1997 consisted of the following:

                                                                 1996          1997
                                                              ----------    ----------
Deferred tax assets --
  Inventories...............................................  $  460,000    $  560,000
  Other reserves............................................     196,000       303,000
  Net operating loss carryforwards..........................     542,000       487,000
                                                              ----------    ----------
          Total gross deferred tax assets...................   1,198,000     1,350,000
          Less -- Valuation allowance.......................     981,000       986,500
                                                              ----------    ----------
          Net deferred tax assets...........................     217,000       363,500
                                                              ----------    ----------
Deferred tax liabilities --
  Depreciation..............................................       9,000        14,000
                                                              ----------    ----------
          Net deferred tax asset............................  $  208,000    $  349,500
                                                              ==========    ==========

     Given the limitations on the utilization of the Company's net operating losses as a result of the management buyout and uncertainty surrounding the ability of the Company to generate future income in order to realize deferred tax assets in the future, primarily due to such factors as dependence on a few customers, rapid technological change and the cyclical nature of the semiconductor, computer hard disk and flat panel display industries, management has concluded that realizability of the deferred tax assets as of December 31, 1997 is uncertain and has, therefore, provided a valuation allowance against a portion of the deferred tax assets.

     For tax reporting purposes, the Company has a U.S. federal net operating loss carryforward of approximately $1,432,000, subject to Internal Revenue Service (IRS) review and approval and certain IRS limitations on net operating loss utilization. Utilization of the net operating loss carryforward is contingent on the Company's ability to generate income in the future. The net operating loss carryforwards will expire from 2001 to 2008 if not utilized.

     Under the Tax Reform Act of 1986, the amount of the benefit from net operating losses may be impaired or limited in certain circumstances, including a cumulative stock ownership change of more than 50% over a three-year period, which occurred in connection with the management buyout (see Note 9). As a result of the management buyout, the Company is limited to approximately $161,000 of loss utilization per year.

                                QC OPTICS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997 -- (CONTINUED)

(4)  COMMITMENTS AND CONTINGENCIES

     The Company leases its operating facilities under two noncancelable operating lease agreements, the largest of which expires in 2001. Rent expense for the years ended December 31, 1996 and 1997 amounted to approximately $245,000 and $255,000, respectively. Future minimum commitments under all noncancelable operating leases at December 31, 1997 are as follows:

1998............................................    $211,862
1999............................................     196,626
2000............................................     195,240
2001............................................      65,080

     The Company entered into a security agreement with a customer as a result of the numerous sales orders placed during 1997. The customer agreed to provide advances to the Company to purchase the necessary materials and supplies to manufacture the systems ordered. Under this agreement, the customer has a security interest in the event of a default in the amount of approximately $567,000, which represents advances included in customer deposits in the accompanying balance sheet as of December 31, 1997.

(5)  EMPLOYEE BENEFIT PLAN

     The Company participated in the 401(k) retirement savings plan of an affiliated company (the Plan) through July 1996. The Plan is a defined-contribution plan that covers substantially all of the Company's employees. Participants may make voluntary contributions of 1% to 16% of their annual compensation. The Company makes matching contributions up to a certain maximum percentage, and a future Company contribution can be made at the Company's discretion. During July 1996, the Company ceased participation in the Plan and began a new 401(k) retirement savings plan sponsored by the Company with equivalent provisions to the former Plan.

     The Company charged to expense approximately $113,000 and $76,000 related to contributions to the Plan for the years ended December 31, 1996 and 1997, respectively. Included in accrued expenses is approximately $79,000 and $60,000 for Company matching and discretionary contributions to the Plan for the years ended December 31, 1996 and 1997, respectively.

(6)  RELATED PARTY TRANSACTIONS

     Kobe Steel Ltd., an affiliated Japanese company, through its various subsidiaries, has provided loans to the Company by means of a revolving-credit arrangement (the Affiliate Loan) over the years. On March 29, 1996, the Company paid the outstanding $4,250,000 of principal on the Affiliate Loan (see Note 9). Interest on the loans during the year ended December 31, 1996 amounted to approximately $53,000.

(7)  STOCK OPTION PLANS

     In June 1996, the Board of Directors approved the 1996 Stock Option Plan (the 1996 Plan) under which employees, including directors who are employees, may be granted options to purchase shares of the Company's common stock at not less than fair market value on the date of grant, as determined by the Board

                                QC OPTICS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997 -- (CONTINUED)

of Directors. The 1996 Plan also allows for nonqualified stock options to be issued to employees and nonemployees at prices that are less than fair market value. Options granted under the 1996 Plan are exercisable for up to a 10-year period from the date of grant. The Company has reserved 360,000 shares of common stock for issuance under the 1996 Plan. In June 1996, the Company granted options under the 1996 Plan for the purchase of 124,492 shares at $5.10 per share, the estimated fair market value on the date of grant, which become exercisable over three years, beginning on June 20, 1997, one year from the date of grant. In addition, in June 1996, the Company granted options to purchase 107,500 shares of common stock at $6.30 per share, which became exercisable on October 24, 1996, the date the Company's initial public offering became effective (see Note 10). To date, all options have been issued with an exercise price at or above fair market value.

     In June 1997, 64,996 options previously granted under the 1996 Plan were repriced from an original exercise price of $5.10 per share to an exercise price of $3.25 per share with vesting and option life calculated from the original grant date. In November 1997, the Company granted options under the 1996 Plan for the purchase of 26,500 shares at $4.13 per share, the estimated fair market value on the date of grant, which become exercisable as previously discussed. In January 1998, 20,232 options at $5.10 per share and 26,500 options at $4.13 per share previously granted under the 1996 Plan were repriced to an exercise price of $3.625 per share with vesting and option life calculated from the original grant date.

     In June 1996, the Board of Directors approved a Director Formula Stock Option Plan (the Formula Plan) in which options will be granted beginning on June 18, 1996, and every four years thereafter, immediately following the Company's annual meeting of stockholders, options shall be granted to eligible nonemployee directors. Each director will receive options to purchase 15,000 shares of common stock, which vest and are exercisable in 16 equal installments over a period of four years beginning on the first day of the fiscal quarter immediately following the grant. The options may be exercised at the fair market value of the shares of common stock on the date of grant. The Company has reserved 100,000 shares of common stock for issuance under the Formula Plan. In June 1996, the Company granted options under the Formula Plan to two nonemployee directors for the purchase of 30,000 shares at $5.10 per share, the estimated fair market value on the date of grant, which become exercisable as previously discussed.

     In June 1997, the Company granted options to a new nonemployee director under the Formula Plan for the purchase of 15,000 shares at $3.25 per share, the estimated fair market value on the date of grant, which become exercisable as previously discussed. In January 1998, 30,000 options previously granted under the Formula Plan were repriced from an original exercise price of $5.10 per share to an exercise price of $3.625 per share with vesting and option life calculated from the original grant date.

  Pro Forma Stock-Based Compensation Expense

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which sets forth a fair-value-based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25 to account for its stock-based compensation plans. Had compensation cost for awards granted in 1996 and 1997 under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect

                                QC OPTICS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997 -- (CONTINUED)

on the Company's net income (loss) and net income (loss) per common and common equivalent shares would have been as follows:

                                                                  1996         1997
                                                                ---------    --------
Net income (loss) --
  As reported...............................................    $(206,855)   $245,296
  Pro forma.................................................     (258,795)    153,485
Diluted net income (loss) per common and common equivalent
  shares --
  As reported...............................................    $    (.09)   $    .08
  Pro forma.................................................         (.11)        .05

     Compensation expense for options granted is reflected over the vesting period; therefore, future compensation expense may be greater as additional options are granted.

     The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                          1996         1997
                                                         -------    ----------
Volatility...........................................         50%           42%
Risk-free interest rate..............................       7.03%         6.38%
Expected life of options.............................    5 years    5.28 years
Dividends............................................       None          None

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

                                QC OPTICS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997 -- (CONTINUED)

  Stock Option Activity

     A summary of the Company's stock option activity is as follows:

                                                                 DECEMBER 31, 1996
                                             ----------------------------------------------------------
                                                      1996 PLAN                    FORMULA PLAN
                                             ---------------------------    ---------------------------
                                                             WEIGHTED                       WEIGHTED
                                             NUMBER OF       AVERAGE        NUMBER OF       AVERAGE
                                              SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
                                             ---------    --------------    ---------    --------------
Options outstanding, beginning of year.....        --         $  --              --          $  --
  Granted..................................   231,992          5.66          30,000           5.10
  Exercised................................        --            --              --             --
  Forfeited................................    (8,928)         5.10              --             --
                                              -------         -----          ------          -----
Options outstanding, end of year...........   223,064         $5.68          30,000          $5.10
                                              =======         =====          ======          =====
Options exercisable........................   107,500         $6.30           3,750          $5.10
                                              =======         =====          ======          =====
Options available for grant................   136,936                        70,000
                                              =======                        ======
Weighted-average fair value of options
  (whose exercise price equals market
  value) granted during the year...........                   $2.68                          $2.68
                                                              =====                          =====
Weighted-average fair value of options
  (whose exercise price exceeds market
  value) granted during the year...........                   $3.00
                                                              =====

                                                                 DECEMBER 31, 1997
                                             ----------------------------------------------------------
                                                      1996 PLAN                    FORMULA PLAN
                                             ---------------------------    ---------------------------
                                                             WEIGHTED                       WEIGHTED
                                             NUMBER OF       AVERAGE        NUMBER OF       AVERAGE
                                              SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
                                             ---------    --------------    ---------    --------------
Options outstanding, beginning of year.....   223,064         $5.68          30,000          $5.10
  Granted..................................    26,500          4.13          15,000           3.25
  Exercised................................        --            --              --             --
  Repricing -- extinguish old options......   (64,996)         5.10              --             --
  Repricing -- distribute new options......    64,996          3.25              --             --
  Forfeited................................   (27,864)         4.27              --             --
                                              -------         -----          ------          -----
Options outstanding, end of year...........   221,700         $5.13          45,000          $4.48
                                              =======         =====          ======          =====
Options exercisable........................   136,733         $5.81          13,125          $4.84
                                              =======         =====          ======          =====
Options available for grant................   138,300                        55,000
                                              =======                        ======
Weighted-average fair value of options
  (whose exercise price equals market
  value) granted during the year...........                   $1.66                          $1.81
                                                              =====                          =====

                                QC OPTICS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997 -- (CONTINUED)

     A summary of the status of the Company's stock options at December 31, 1997 is as follows:

OPTIONS OUTSTANDING AND EXERCISABLE
------------------------------------
EXERCISE               REMAINING
 PRICE    NUMBER    CONTRACTUAL LIFE
--------  -------   ----------------
             1996 PLAN
------------------------------------
   $3.25   17,489      8.5 years
   $5.10   11,744      8.5 years
   $6.30  107,500      8.5 years
            FORMULA PLAN
------------------------------------
   $3.25    1,875      9.5 years
   $5.10   11,250      8.5 years

(8)  REVOLVING LINE OF CREDIT

     On March 29, 1996, the Company entered into a $4,000,000 revolving line-of-credit agreement (the Revolving Line of Credit) with State Street Bank and Trust Company (State Street), which matures on June 30, 1998 and bears interest per annum at the bank's prime rate plus .5% (9.0% at December 31, 1997). The Revolving Line of Credit has a fee on the daily unused portion of the facility at the rate of 0.25% per annum. The aggregate amount outstanding under the Revolving Line of Credit is limited to the sum of 80% of qualifying receivables and 10% of qualifying inventory (not to exceed $350,000). At December 31, 1996 and 1997, the Company had no outstanding borrowings under the Revolving Line of Credit. The Revolving Line of Credit is secured by all assets of the Company. The Revolving Line of Credit provides for the maintenance of certain specified financial ratios, including, but not limited to, a quick ratio, minimum capital funds, maximum debt/capital funds ratio and a minimum earnings test, among other negative and affirmative covenants, and restricts certain transactions without the bank's prior written consent. The Company was out of compliance with respect to three of its debt covenants under the Revolving Line of Credit during 1997, for which the Company received debt waivers from State Street.

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

                                QC OPTICS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997 -- (CONTINUED)

management's acquisition of 62.2% of the Company, with a corresponding increase in additional paid-in capital on the accompanying balance sheet. This charge is not deductible for income tax purposes. The Kobe Term Note was subsequently repaid in October 1996.

     Simultaneous with the Original Repurchase and as required under the terms of the Management Buyout Agreement, Kobe Steel made a capital contribution in cash of $4,250,000 on March 29, 1996 to the Company. The Company used the proceeds received to pay off the outstanding principal due on the Affiliate Loan in the same amount. In addition, as required per the terms of the Management Buyout Agreement, the Company filed a restated certificate of incorporation providing for the recapitalization of the Company such that all shares of Class A voting common stock and Class B nonvoting common stock became one class of voting common stock.

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