Form 10QSB
period 1998-03-31
QC OPTICS INC
filed 1998-05-08
CIK 1017641

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


            QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


     For the quarter ended                             Commission File Number
         March 31, 1998                                       1-12337
         --------------                                       -------



                                 QC OPTICS, INC.
                             (Name of Small Business
                       Issuer As Specified In Its Charter)


                 Delaware                               04-2916548
                 --------                               ----------
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


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), (2) and has been subject to such filing requirements for the past 90 days.

                               Yes   X            No
                                    ---               ---

     As of April 30, 1998, the Company had outstanding 3,242,500 shares of Common Stock, $.01 par value per share.


     Transitional Small Business Disclosure Format:  Yes        No   X
                                                          ---       ---

                                 QC OPTICS, INC.

                                      INDEX


PART 1 - FINANCIAL INFORMATION                                               PAGE NUMBER
                                                                             -----------


Item 1.  Financial Statements

             Balance Sheets at March 31, 1998 and December 31, 1997              1

             Statements of Operations for the three months
                    ended March 31, 1998 and 1997                                2

             Statements of Cash Flows for the three months ended
                    March 31, 1998 and 1997                                      3

             Notes to Financial Statements                                       4


Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                       5


PART II - OTHER INFORMATION

              Item 1. Legal Proceedings                                          8

              Item 2. Changes in Securities                                      8

              Item 3. Default Upon Senior Securities                             8

              Item 4. Submission of Matters to a Vote of Security Holders        8

              Item 5. Other Information                                          8

              Item 6. Exhibits and Reports on Form 8-K                           8


Signatures                                                                       9


PART 1 - Financial Information

Item 1 - Financial Statements


                                 QC OPTICS, INC.
                                 BALANCE SHEETS

                                                                              March 31,           December 31,
                                                                                1998                  1997
                                                                          ---------------       ---------------
                                              ASSETS                          (unaudited)
CURRENT ASSETS:
       Cash and cash equivalents                                               $5,029,204            $3,766,534
       Accounts receivable, less allowance of  $50,000                          1,384,302             2,509,002
       Inventory (Note 3)                                                       4,270,491             4,025,428
       Prepaid expenses                                                            56,620                76,974
                                                                          ---------------       ---------------
         Total current assets                                                  10,740,617            10,377,938
                                                                          ---------------       ---------------
PROPERTY AND EQUIPMENT, AT COST:
       Furniture and fixtures                                                     210,518               189,350
       Machinery and equipment                                                    342,609               342,609
       Leasehold improvements                                                      76,714                76,714
       Motor vehicles                                                              21,574                21,574
                                                                          ---------------       ---------------
                                                                                  651,415               630,247
       Less - Accumulated depreciation                                            425,898               402,528
                                                                          ---------------       ---------------
         Property and equipment, net                                              225,517               227,719
                                                                          ---------------       ---------------
DEFERRED TAX ASSETS                                                               349,500               349,500
                                                                          ---------------       ---------------
OTHER ASSETS                                                                       36,004                82,924
                                                                          ---------------       ---------------
         Total assets                                                         $11,351,638           $11,038,081
                                                                          ===============       ===============


                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable                                                          $997,828              $742,563
       Accrued payroll and related expenses                                       402,440               457,505
       Accrued income taxes                                                        27,558               221,789
       Accrued expenses                                                           558,103               702,817
       Customer deposits                                                        1,034,877               645,817
                                                                          ---------------       ---------------
         Total current liabilities                                              3,020,806             2,770,491
                                                                          ---------------       ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value -
          Authorized -- 1,000,000 shares
          Issued and outstanding -- no shares                                          --                    --
       Common stock, $.01 par value -
          Authorized -- 10,000,000 shares
          Issued and outstanding -- 3,242,500 shares                               32,425                32,425
       Additional paid-in capital                                               9,902,886             9,902,886
       Accumulated deficit                                                     (1,604,479)           (1,667,721)
                                                                          ---------------       ---------------
         Total stockholders' equity                                             8,330,832             8,267,590
                                                                          ---------------       ---------------
         Total liabilities and stockholders' equity                           $11,351,638           $11,038,081
                                                                          ===============       ===============

   The accompanying notes are an integral part of these financial statements.

                                 QC OPTICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                             -------------------------------------
                                                                                            March 31,
                                                                                   1998                  1997
                                                                             ---------------       ---------------
NET SALES                                                                         $3,138,424            $1,790,692

COST OF SALES                                                                      1,792,155               865,643
                                                                             ---------------       ---------------
          Gross profit                                                             1,346,269               925,049
                                                                             ---------------       ---------------

OPERATING EXPENSES:
       Selling, general and administrative expenses                                  999,044             1,118,845
       Engineering expenses                                                          310,946               355,024
                                                                             ---------------       ---------------
          Total operating expenses                                                 1,309,990             1,473,869
                                                                             ---------------       ---------------
          Operating income (loss)                                                     36,279              (548,820)

INTEREST INCOME (NET)                                                                 62,663                53,520
                                                                             ---------------       ---------------
          Income (loss) before benefit (provision) for income taxes                   98,942              (495,300)

BENEFIT (PROVISION) FOR INCOME TAXES                                                 (35,700)              193,400
                                                                             ---------------       ---------------
          Net Income (Loss)                                                          $63,242             ($301,900)
                                                                             ===============       ===============

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON AND
   COMMON EQUIVALENT SHARE                                                             $0.02                ($0.09)
                                                                             ===============       ===============

DILUTED WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                                                   3,264,161             3,242,500
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

                                 QC OPTICS, INC.
                            STATEMENTS OF CASH FLOWS
                                                                                         (Unaudited)

                                                                                         Three Months Ended
                                                                                -------------------------------------
                                                                                               March 31,
                                                                                       1998                  1997
                                                                                ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                                $63,242             ($301,900)
       Adjustments to reconcile net income (loss) to net
       cash provided (used) by operating activities -
           Depreciation and amortization                                                 23,370                16,500
           Changes in operating assets and liabilities -
              Accounts receivable                                                     1,124,700              (166,867)
              Inventory                                                                (245,063)             (229,581)
              Prepaid expenses and other assets                                          67,274                 9,177
              Accounts payable                                                          255,265              (248,497)
              Accrued expenses                                                         (394,010)             (642,596)
              Customer deposits                                                         389,060               (48,425)
                                                                                 --------------        --------------
              Total adjustments                                                       1,220,596            (1,310,289)
                                                                                 --------------        --------------
              Net cash provided (used) by operating activities                        1,283,838            (1,612,189)
                                                                                 --------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                                               (21,168)               (8,465)
                                                                                 --------------        --------------
              Net cash used in investing activities                                     (21,168)               (8,465)
                                                                                 --------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES:                                                        --                    --
                                                                                 --------------        --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  1,262,670            (1,620,654)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        3,766,534             5,022,772
                                                                                 --------------        --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $5,029,204            $3,402,118
                                                                                 ==============        ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
       Cash paid for -
          Interest                                                                       $2,628                $2,780
                                                                                 ==============        ==============
          Income taxes                                                                 $243,950              $503,950
                                                                                 ==============        ==============

   The accompanying notes are an integral part of these financial statements.

                                 QC Optics, Inc.
                          Notes to Financial Statements

1.  BASIS OF PRESENTATION

     The financial statements of QC Optics, Inc. (the "Company") included herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

     The financial statements and notes herein are unaudited, except for the balance sheet as of December 31, 1997, but in the opinion of management, include all the adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company.

     The results of operations for the reported 1998 period are not necessarily indicative of the results to be achieved for any future period or for the entire year ended December 31, 1998.

2.  EARNINGS PER SHARE CALCULATION

     In 1997, the Company adopted SFAS No. 128, Earnings per Share ("EPS"). Basic EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated the same as basic except, if not antidultive, stock options are included using the treasury stock method to the extent that the average share trading price exceeds the exercise price. As of March 31, 1998 and 1997, there were 284,720 and 245,900 options outstanding, respectively. Of these potentially dilutive securities, 157,992 qualified for inclusion in the diluted EPS calculation for the three months ended March 31, 1998. These options yielded 21,661 incremental shares for the period and as a result, the period-end weighted average shares outstanding were 3,264,161 and 3,242,500 as of March 31, 1998 and 1997, respectively. The implementation of this standard did not have an effect on EPS in the period ended March 31, 1997 and, therefore, did not require restatement. Basic and diluted EPS were equal for the three months ended March 31, 1998 and 1997; therefore, no reconciliation between basic and diluted EPS is required.

3.  INVENTORY

     Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following:

                                                  March 31,      December 31,
                                                    1998             1997
                                                 ----------       ----------

       Raw materials and finished parts          $2,469,127       $1,931,130
       Work-in-process                            1,801,364        2,094,298
                                                 ----------       ----------
                                                 $4,270,491       $4,025,428
                                                 ==========       ==========

4.  COMPREHENSIVE INCOME

     On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized (" Comprehensive Income"). The Company has no items of Comprehensive Income requiring disclosure in the accompanying financial statements for all periods presented.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

GENERAL

     QC Optics, Inc. (the "Company" or "QCO") designs, manufactures and markets laser-based defect detection systems for the computer hard disk, semiconductor and flat panel display markets. QCO uses its patented and other proprietary technology in lasers and optical systems that scan a computer hard disk, photomask or flat panel display for defects or contamination. The Company's systems combine automatic handling, clean room capability and computer control with reliable laser-based technology.

RESULTS OF OPERATIONS

     COMPARISON OF THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997

     Net sales for the three months ended March 31, 1998 ("Interim 1998") were $3,138,424 compared to $1,790,692 for the three months ended March 31, 1997 ("Interim 1997"). This increase of 75.3% resulted from increased sales of the Company's computer hard disk inspection equipment. Historically the Company has experienced significant quarterly fluctuations in operating results due to the relatively small number of high priced sales in any quarter.

     Cost of sales for Interim 1998 was $1,792,155 compared to $865,643 for Interim 1997. Primarily as a result of the decrease in margins on certain newly introduced products during the period, gross profit as a percent of net sales for Interim 1998 decreased to 42.9% ($1,346,269) from 51.7% ($925,049) for
Interim 1997.

     Selling, general and administrative expenses decreased to $999,044 for Interim 1998 from $1,118,845 for Interim 1997. The decrease of $119,801 (10.7%) was due primarily to a decrease in commissions which offset increases in field service expenses.

     Engineering expenses for Interim 1998 of $310,946 decreased from $355,024 for Interim 1997. The decrease of $44,078 (12.4%) was due primarily to a decrease in staffing costs.

     Interest income (net) was $62,663 for Interim 1998 compared to $53,520 for Interim 1997. This was due to the increase in average investable funds during Interim 1998 as compared to Interim 1997.

     Primarily as a result of increased net sales, income before provision for income taxes was $98,942 (3.2% of net sales) for Interim 1998, as compared to the loss before benefit for income taxes of $495,300 (27.7% of net sales) for Interim 1997.

     In Interim 1998, the provision for income taxes amounted to $35,700, an effective tax rate of approximately 36%. Due to the ability of the Company to carryback losses incurred in Interim 1997, the Company has benefited the losses for Interim 1997 by $193,400 using an effective tax rate of approximately 39%.

     With the over 75% increase in net sales, the Company had net income of $63,242 (2% of net sales) for Interim 1998 compared to a net loss of $301,900 (16.9% of net sales) during Interim 1997.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had cash and cash equivalents of $5,029,204, an increase of $1,262,670 from $3,766,534 at December 31, 1997. Working capital was $7,719,811 at March 31, 1998 as compared to $7,607,447 at December 31, 1997, an increase of $112,364. Cash provided by operating activities was $1,283,838 during the three months ended March 31, 1998 compared to $1,612,189 of cash used by operating activities for the same period in 1997 due to the improvement in operating results and the timing of accounts receivable collections, payments of accounts payable and accrued expenses and receipt of customer advances.

     The Company has a revolving line of credit with State Street Bank and Trust Company. The revolving line of credit agreement allows for maximum borrowings of $4,000,000 and requires monthly payment of interest on the outstanding balance to maturity on June 30, 1998. Borrowings under the revolving line of credit agreement are limited to 80% of qualifying accounts receivable and 10% (not to exceed $350,000) of qualifying inventory. Borrowings under the agreement bear interest at the bank's prime rate (8.5% at March 31, 1998) plus .5%. The terms of the loan agreement provide for the maintenance of certain specified financial ratios including the quick ratio and debt to equity, minimum earnings tests and other negative and affirmative covenants and restricts certain transactions without the bank's prior written consent. As of March 31, 1998 the Company was in default of the minimum earnings test covenant, but has obtained a waiver of compliance from its bank for the quarter ended March 31, 1998. The Company is not in default of any other covenants or provisions of the credit agreement. Borrowings under the agreement are secured by substantially all the assets of the Company. At March 31, 1998, the Company had no borrowings outstanding under the revolving credit agreement and availability of approximately $1,434,000. The Company is currently discussing with its bank establishment of a new line of credit to replace the current revolving line of credit upon its expiration in June 1998. No assurance can be given that the Company will be able to obtain a new line of credit, or, if obtained, that it would be on terms favorable to the Company.

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


FORWARD LOOKING STATEMENTS

         This report contains certain forward-looking statements regarding anticipated results of operations, liquidity and other matters. These statements, in addition to statements made in conjunction with the words "anticipate", "expect", "believe", "intend", "seek," "estimate" and similar expressions, are forward-looking statements that involve a number of risks and uncertainties. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to the following: business conditions and growth in certain market segments and general economy; an increase in competition; increased or continued market acceptance of the Company's products and proposed products; the loss of the services of one or more of the Company's key employees, which could have a material adverse effect on the Company; dependence on few customers; the availability of additional capital to fund expansion on acceptable terms, if at all; and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.   None

ITEM 2. CHANGES IN SECURITIES.

Use of Proceeds

     Pursuant to Rule 463 of the Securities Act, the Company filed its initial Form SR with the Securities and Exchange Commission on January 31, 1997 reporting for the period from October 24, 1996 (the effective date of the Company's registration statement for its initial public offering) through January 24, 1997. On August 12, 1997 the Company filed its first amendment to its Form SR covering the period from January 24, 1997 through July 24, 1997. The following reflects as of March 31, 1998 an estimate of the amount of net offering proceeds received by the Company from its initial public offering used for each of the purposes set forth below (and reflects only the changes to the information provided by the Company in the Form 10-KSB filed on March 30, 1998):

         Direct or indirect payments to directors, officers, persons owning ten percent or more of any class of equity securities of the Company, and affiliates of the Company:

                  Repayment of debt                                $750,000

         Direct or indirect payments to others:

                  Research and development                         $684,154
                  Sales and marketing                              $359,890
                  Working capital                                  $680,267
                  Temporary investments in money market fund     $2,600,000

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



                                        QC OPTICS, INC.




Date:  May 8, 1998                      By:/s/ Eric T. Chase
                                        --------------------
                                        Eric T. Chase
                                        Chief Executive Officer and President


Date:  May 8, 1998                      By:/s/ John R. Freeman
                                        ----------------------
                                        John R. Freeman
                                        Vice President of Finance