Form 10QSB
period 1998-06-30
QC OPTICS INC
filed 1998-08-12
CIK 1017641

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

                             -----------------------

            QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


   For the quarter ended                              Commission File Number
      JUNE 30, 1998                                          1-12337
   ---------------------                              ----------------------

                                 QC OPTICS, INC.
                       -----------------------------------
                             (Name of Small Business
                       Issuer As Specified In Its Charter)


              DELAWARE                                      04-2916548
   --------------------------------                  -----------------------
   (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                    Identification Number)



                46 JONSPIN ROAD, WILMINGTON, MASSACHUSETTS 01887
           -----------------------------------------------------------
               (Address of Principal Executive Offices, Zip Code)

                                 (978) 657-7007
           -----------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), (2) and has been subject to such filing requirements for the past 90 days.

                      Yes  X                          No
                          ---                            ---
     As of July 31, 1998, the Company had outstanding 3,242,500 shares of Common Stock, $.01 par value per share.


     Transitional Small Business Disclosure Format:  Yes       No  X
                                                         ---      ---
================================================================================

                                 QC OPTICS, INC.

                                      INDEX


PART 1 - FINANCIAL INFORMATION                                               PAGE NUMBER
                                                                             -----------
Item 1.  Financial Statements
             Balance Sheets at June 30, 1998 and December 31, 1997               1

             Statements of Operations for the three months and six months
                    ended June 30, 1998 and 1997                                 2

             Statements of Cash Flows for the six months ended
                    June 30, 1998 and 1997                                       3

             Notes to Financial Statements                                       4

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                       5

PART II - OTHER INFORMATION

              Item 1. Legal Proceedings                                          8

              Item 2. Changes in Securities                                      8

              Item 3. Default Upon Senior Securities                             8

              Item 4. Submission of Matters to a Vote of Security Holders        8

              Item 5. Other Information                                          8

              Item 6. Exhibits and Reports on Form 8-K                           9

Signatures                                                                      10


PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
                                 QC OPTICS, INC.
                                 BALANCE SHEETS

                                                                                        JUNE 30,    DECEMBER 31,
                                                                                          1998         1997
                                                                                      -----------  ------------
                             ASSETS                                                   (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                           $3,885,624   $3,766,534
   Accounts receivable, less allowance of $50,000
     ($100,000 at December 31, 1997)                                                    2,033,232    2,509,002
   Inventory (Note 3)                                                                   4,561,976    4,025,428
   Refundable income taxes                                                                   --           --
   Prepaid expenses                                                                        46,048       76,974
                                                                                      -----------  -----------
     Total current assets                                                              10,526,880   10,377,938
                                                                                      -----------  -----------
PROPERTY AND EQUIPMENT, AT COST:
   Furniture and fixtures                                                                 214,805      189,350
   Machinery and equipment                                                                348,547      342,609
   Leasehold improvements                                                                  76,714       76,714
   Motor vehicles                                                                          21,574       21,574
                                                                                      -----------  -----------
                                                                                          661,640      630,247
   Less - Accumulated depreciation and amortization                                       449,268      402,528
                                                                                      -----------  -----------
     Property and equipment, net                                                          212,372      227,719
                                                                                      -----------  -----------
DEFERRED TAX ASSETS                                                                       349,500      349,500
                                                                                      -----------  -----------
OTHER ASSETS                                                                               36,004       82,924
                                                                                      -----------  -----------
     Total assets                                                                     $11,124,756  $11,038,081
                                                                                      ===========  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                      $805,310     $742,563
   Accrued payroll and related expenses                                                   473,035      457,505
   Accrued income taxes                                                                   141,600      221,789
   Accrued expenses                                                                       489,059      702,817
   Customer deposits                                                                      670,866      645,817
                                                                                      -----------  -----------
     Total current liabilities                                                          2,579,870    2,770,491
                                                                                      -----------  -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value -
      Authorized -- 1,000,000 shares
      Issued and outstanding -- no shares                                                    --           --
   Common stock, $.01 par value -
      Authorized -- 10,000,000 shares
      Issued and outstanding -- 3,242,500 shares                                           32,425       32,425
   Additional paid-in capital                                                           9,902,886    9,902,886
   Accumulated deficit                                                                 (1,390,425)  (1,667,721)
                                                                                      -----------  -----------
     Total stockholders' equity                                                         8,544,886    8,267,590
                                                                                      -----------  -----------
     Total liabilities and stockholders' equity                                       $11,124,756  $11,038,081
                                                                                      ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                                 QC OPTICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                                   ------------   ----------- -----------   -----------
                                                             JUNE 30,                  JUNE 30,
                                                        1998         1997         1998         1997
                                                     ----------   ----------   ----------   ----------
NET SALES                                            $3,038,366   $1,732,827   $6,176,790   $3,523,519

COST OF SALES                                         1,545,710      855,417    3,337,865    1,721,060
                                                     ----------   ----------   ----------   ----------
      Gross profit                                    1,492,656      877,410    2,838,925    1,802,459


OPERATING EXPENSES:
   Selling, general and administrative expenses         847,838      887,695    1,846,882    2,006,540
   Engineering expenses                                 361,998      318,689      672,944      673,713
                                                     ----------   ----------   ----------   ----------
      Total operating expenses                        1,209,836    1,206,384    2,519,826    2,680,253
                                                     ----------   ----------   ----------   ----------
      Operating income (loss)                           282,820     (328,974)     319,099     (877,794)

INTEREST INCOME (NET)                                    53,034       40,483      115,697       94,003
                                                     ----------   ----------   ----------   ----------
      Income (loss) before provision (benefit) for      335,854     (288,491)     434,796     (783,791)

PROVISION (BENEFIT) FOR INCOME TAXES                    121,800     (114,700)     157,500     (308,100)
                                                     ----------   ----------   ----------   ----------
      Net Income (Loss)                              $  214,054    ($173,791)  $  277,296    ($475,691)
                                                     ==========   ==========   ==========   ==========

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON AND
   COMMON EQUIVALENT SHARE (Note 2)                  $     0.07       ($0.05)  $     0.09       ($0.15)
                                                     ==========   ==========   ==========   ==========

DILUTED WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                      3,247,848    3,242,500    3,256,005    3,242,500
                                                     ==========   ==========   ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                                 QC OPTICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     SIX MONTHS ENDED
                                                                ------------   -----------
                                                                          JUNE 30,
                                                                     1998         1997
                                                                  ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                              $  277,296    ($475,691)
   Adjustments to reconcile net income (loss) to net
   cash provided (used) by operating activities -
       Depreciation and amortization                                  46,740       33,000
       Changes in operating assets and liabilities -
          Accounts receivable                                        475,770      306,349
          Inventory                                                 (536,548)      34,157
          Prepaid expenses and other assets                           77,846       (5,614)
          Accounts payable                                            62,747     (372,606)
          Accrued expenses and refundable income taxes              (278,417)    (859,686)
          Customer deposits                                           25,049     (105,209)
                                                                  ----------   ----------
          Total adjustments                                         (126,813)    (969,609)
                                                                  ----------   ----------
          Net cash provided (used) by operating activities           150,483   (1,445,300)
                                                                  ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                (31,393)     (66,407)
                                                                  ----------   ----------
          Net cash used in investing activities                      (31,393)     (66,407)
                                                                  ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Net cash used in financing activities                           --           --
                                                                  ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 119,090   (1,511,707)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     3,766,534    5,022,772
                                                                  ----------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $3,885,624   $3,511,065
                                                                  ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid for -
      Interest                                                    $    5,197   $    5,056
                                                                  ==========   ==========
      Income taxes                                                $  258,663   $  520,648
                                                                  ==========   ==========


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

2.  EARNINGS PER SHARE CALCULATION

     In 1997, the Company adopted SFAS No. 128, Earnings per Share ("EPS"). Basic EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated the same as basic except, if not antidultive, stock options are included using the treasury stock method to the extent that the average share trading price exceeds the exercise price. As of June 30, 1998 and 1997, there were 284,720 and 251,576 options outstanding, respectively. Of these potentially dilutive securities, 65,488 qualified for inclusion in the diluted EPS calculation for the three months ended June 30, 1998. These options yielded 5,348 incremental shares for the period and as a result, the period-end weighted average shares outstanding were 3,247,848 and 3,242,500 for the three months ended June 30, 1998 and 1997, respectively. The implementation of this standard did not have an effect on EPS in the period ended June 30, 1997 and, therefore, did not require restatement. Basic and diluted EPS were equal for the three months and six months ended June 30, 1998 and 1997; therefore, no reconciliation between basic and diluted EPS is required.

3.  INVENTORY

     Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following:

                                                     June 30,                  December 31,
                                                      1998                        1997
                                                    ----------                 ------------
     Raw materials and finished parts               $1,935,554                  $1,931,130
     Work-in-process                                 2,626,422                   2,094,298
                                                    ----------                  ----------
                                                    $4,561,976                  $4,025,428
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

RESULTS OF OPERATIONS

     COMPARISON OF THREE MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

     Net sales for the three months ended June 30, 1998 ("Interim 1998") were $3,038,366 compared to $1,732,827 for the three months ended June 30, 1997 ("Interim 1997"). This increase of 75.3% resulted from increased sales of the Company's computer hard disk inspection equipment. Historically the Company has experienced significant quarterly fluctuations in operating results due to the relatively small number of high priced sales in any quarter. Management expects these fluctuations to continue.

     Cost of sales for Interim 1998 was $1,545,710 compared to $855,417 for Interim 1997. Primarily as a result of the decrease in margins on certain newly introduced products during the period, gross profit as a percent of net sales for Interim 1998 decreased to 49.1% ($1,492,656) from 50.6% ($877,410) for
Interim 1997.

     Selling, general and administrative expenses decreased to $847,838 for Interim 1998 from $887,695 for Interim 1997. The decrease of $39,857 (4.5%) was due primarily to decreases in professional fees and relocation costs which were offset somewhat by an increase in field service expenses.

     Engineering expenses for Interim 1998 of $361,998 increased from $318,689 for Interim 1997. The increase of $43,309 (13.6%) was due primarily to an increase in staffing costs.

     Interest income (net) was $53,034 for Interim 1998 compared to $40,483 for Interim 1997. This was due to an increase in average invested funds during Interim 1998 as compared to Interim 1997.

     Primarily as a result of increased net sales, income before provision for income taxes was $335,854 (11.1% of net sales) for Interim 1998, as compared to the loss before benefit for income taxes of $288,491 (16.6% of net sales) for Interim 1997.

     In Interim 1998, the provision for income taxes amounted to $121,800, an effective tax rate of approximately 36%. Due to the ability of the Company to carryback losses incurred in Interim 1997, the Company has benefited the losses for Interim 1997 by $114,700 using an effective tax rate of approximately 40%.

     With the 75.3% increase in net sales, the Company had net income of $214,054 (7% of net sales) for Interim 1998 compared to a net loss of $173,791 (10% of net sales) during Interim 1997.

COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

     Net sales for the six months ended June 30, 1998 were $6,176,790, as compared to $3,523,519 for the same period in 1997, an increase of 75.3%. The increase resulted from increased sales of the Company's computer hard disk inspection products.

     Cost of sales for the first six months of 1998 was $3,337,865 (54% of net sales) compared to $1,721,060 (48.8% of net sales) for the same period in 1997. The gross profit as a percentage of sales decreased to 46% in the first six months of 1998 from 51.2% for the six months ended June 30, 1997. This was due primarily to the decreased margins on certain newly introduced products during the period offset partially by the higher sales covering certain fixed manufacturing costs.

     Selling, general and administrative expenses decreased by $159,658 to $1,846,882 for the six months ended June 30, 1998 from $2,006,540 for the first six months of 1997. This decrease of 8% was due primarily to decreased commissions, offset primarily by increases in staffing costs and certain field service expenses.

     Engineering expenses for the first six months of 1998 of $672,944 remained relatively constant compared with the $673,713 for the same period in 1997.

     Interest income (net) was $115,697 for the first six months of 1998, up from $94,003 for the first six months of 1997 due to the increase in average investable funds during Interim 1998 as compared to Interim 1997.

     Primarily as a result of increased net sales, the income before provision for income taxes was $434,796 (7% of net sales) for the six months ended June 30, 1998, as compared to the loss before benefit for income taxes of $783,791 (22.2% of net sales) for the same period in 1997.

      In the first six months of 1998, the provision for income taxes amounted to $157,500, an effective tax rate of approximately 36%. Due to the ability of the Company to carryback losses incurred in the first six months of 1997, the Company benefited the losses for the period by $308,100 using an effective tax rate of approximately 39%.

     With the 75.3% increase in net sales, the Company had net income of $277,296 (4.5% of net sales) for the first six months of 1998 compared to a net loss of $475,691 (13.5% of net sales) during the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company had cash and cash equivalents of $3,885,624, an increase of $119,090 from $3,766,534 at December 31, 1997. Working capital was $7,947,010 at June 30, 1998 as compared to $7,607,447 at December 31, 1997, an increase of $339,563. Cash provided by operating activities was

$150,483 during the six months ended June 30, 1998 compared to $1,445,300 of cash used by operating activities for the same period in 1997 due to the improvement in operating results and the timing of accounts receivable collections, payments of accounts payable and accrued expenses and receipt of customer advances.

     The Company has a revolving line of credit with State Street Bank and Trust Company. The revolving line of credit agreement was amended on June 29, 1998 and allows for maximum borrowings of $2,000,000 and requires monthly payment of interest on the outstanding balance to maturity on June 30, 2000. Borrowings under the revolving line of credit agreement are limited to 80% of qualifying accounts receivable. Borrowings under the agreement bear interest at the bank's prime rate (8.5% at June 30, 1998). The terms of the loan agreement provide for the maintenance of certain specified financial ratios including the quick ratio and debt to equity, minimum earnings tests and other negative and affirmative covenants and restricts certain transactions without the bank's prior written consent. As of June 30, 1998 the Company was not in default of any covenants or provisions of the credit agreement. At June 30, 1998, the Company had no borrowings outstanding under the revolving credit agreement and availability of approximately $1,625,000.

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

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.   NONE

ITEM 2. CHANGES IN SECURITIES.

USE OF PROCEEDS

     Pursuant to Rule 463 of the Securities Act, the Company filed its initial Form SR with the Securities and Exchange Commission on January 31, 1997 reporting for the period from October 24, 1996 (the effective date of the Company's registration statement for its initial public offering) through January 24, 1997. On August 12, 1997 the Company filed its first amendment to its Form SR covering the period from January 24, 1997 through July 24, 1997. The following reflects as of June 30, 1998 an estimate of the amount of net offering proceeds received by the Company from its initial public offering used for each of the purposes set forth below (and reflects only the changes to the information provided by the Company in the Form 10-QSB filed on May 8, 1998):

         Direct or indirect payments to directors, officers, persons owning ten percent or more of any class of equity securities of the Company, and affiliates of the Company:

                  Repayment of debt                              $  750,000

         Direct or indirect payments to others:

                  Research and development                       $  820,491
                  Sales and marketing                            $  441,646
                  Working capital                                $  562,174
                  Temporary investments in money market fund     $2,500,000


ITEM 3. DEFAULT UPON SENIOR SECURITIES.   None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   None

ITEM 5. OTHER MATTERS.

     In accordance with the provisions of Rule 14a-4(c), stockholders of the Corporation are hereby notified that to be considered for inclusion in the proxy statement relating to any annual meeting of stockholders, stockholder proposals must be received (i) no less than 60 nor more than 90 days prior to the anniversary date of the preceding annual meeting of the Corporation provided that such annual meeting is called within 30 days before or after the anniversary date of the immediately preceding annual meeting, and (ii) in the case of an annual meeting that is called for a date that is not within 30 days before or after the anniversary date of of the immediately preceding annual meeting, no later than the close of business on the tenth day following the day on which notice of the date of the meeting was mailed or public disclosure of the date of the meeting was made, whichever comes first. In 1998, the
Corporation's   Annual  Meeting  of  Stockholders  was  held  on  June  10.  All
Stockholder proposals should be marked for the attention of Eric T. Chase, President, QC Optics, Inc. 46 Jonspin Road, Wilmington, Massachusetts 01887.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                (a) Exhibits. The following exhibit is filed herewith:
                    ---------

              EXHIBIT
              -------
                NO.                                  TITLE
               ----                                  -----
                10h               Allonge to Promissory Note of QC Optics, Inc. to State Street Bank
                                   and Trust Company, dated June 29, 1998.

                10j               Amended and Restated Credit Agreement by and between the
                                  Company and State Street Bank and Trust Company, dated
                                   June 29, 1998.

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



                                         QC OPTICS, INC.




Date:  August 11, 1998                   By: /s/ Eric T. Chase
                                         --------------------------------------
                                         Eric T. Chase
                                         Chief Executive Officer and President


Date:  August 11, 1998                   By: /s/ Richard C. Allard
                                         --------------------------------------
                                         Richard C. Allard
                                         Vice President of Finance