Form 10QSB/A
period 1998-06-30
QC OPTICS INC
filed 1998-11-02
CIK 1017641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                  FORM 10-QSB/A

                       AMENDMENT TO APPLICATION OR REPORT

                Filed pursuant to Section 12, 13, or 15(d) of the
                         Securities Exchange Act of 1934

                                 QC OPTICS INC.
                         (Name of Issuer in its Charter)

                                 AMENDMENT NO. 1

THE UNDERSIGNED REGISTRANT HEREBY AMENDS THE FOLLOWING ITEMS, EXHIBITS OR OTHER PORTIONS OF ITS QUARTERLY REPORT FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1998, ON FORM 10-QSB AS SET FORTH IN THE PAGES ATTACHED HERETO:

                                                                      PAGE

Item 4.  Submission of Matters to a Vote of Security-Holders            1



                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         QC OPTICS INC.
         (Registrant)

NAME                                   CAPACITY                                              DATE

/s/ Eric T. Chase                      President and Chief Executive Officer                 October 29, 1998
    --------------------------------
    Eric T. Chase

/s/ Richard C. Allard                  Vice President of Finance                             October 29, 1998
    --------------------------------   (Principal financial and accounting officer)
    Richard C. Allard


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         On June 10, 1998, the Company held its Annual Meeting of Stockholders to vote on the following proposals:

1. To set the number of directors at four (4) and elect two (2) members of the Board of Directors for a term of three years. Nominees for Director were: (a) Allan Berman and (b) John M. Tarrh ("Proposal No. 1"); and

2. To ratify and approve the selection of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 1998. (Proposal No. 2").

         Of the 3,242,500 shares of the Company's Common Stock of record as of April 20, 1998, able to be voted at the meeting, a total of approximately 2,393,712 shares were voted, or approximately 73.8% of the Company's issued and outstanding shares of Common Stock entitled to vote on these matters. Each of the proposals was adopted, with the vote total as follows:


PROPOSAL                                         VOTES FOR                              VOTES WITHHELD
----------------                                 ----------------                       --------------------------
NO. 1

(a)  Allan Berman                                2,378,111                              15,601

(b)  John M. Tarrh                               2,378,911                              14,801

         Eric T. Chase continues to serve as a director for a term which expires in 1999, and Charles H. Fine also continues to serve as a director for a term which expires in 2000, and until their successors are duly elected.


                             SHARES                        SHARES                             SHARES
PROPOSAL                     VOTING FOR                    VOTING AGAINST                     ABSTAINING
---------------              ------------------            -------------------------          ------------------
NO. 2                        2,378,046                     12,425                             3,241
-----
