Form 10QSB
period 1998-09-30
QC OPTICS INC
filed 1998-11-12
CIK 1017641

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                   FORM 10-QSB
                               ------------------

            QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                           Commission File Number
 SEPTEMBER 30, 1998                                    1-12337
---------------------                           ----------------------


                                 QC OPTICS, INC.
                       ------------------------------------
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


                                 (978) 657-7007
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), (2) and has been subject to such filing requirements for the past 90 days.

                       Yes   X                    No
                           ----                      ----

     As of October 31, 1998, the Company had outstanding 3,242,500 shares of Common Stock, $.01 par value per share.


     Traditional Small Business Disclosure Format:  Yes       No   X
                                                        ----      ----
================================================================================

                                 QC OPTICS, INC.

                                      INDEX


PART 1 - FINANCIAL INFORMATION                                               PAGE NUMBER
                                                                             -----------


Item 1.  Financial Statements

             Balance Sheets at September 30, 1998 and December 31, 1997           1

             Statements of Operations for the three months and nine months
                    ended September 30, 1998 and 1997                             2

             Statements of Cash Flows for the nine months ended
                    September 30, 1998 and 1997                                   3

             Notes to Financial Statements                                        4


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                            6


PART II - OTHER INFORMATION

              Item 1. Legal Proceedings                                          10

              Item 2. Changes in Securities                                      10

              Item 3. Default Upon Senior Securities                             10

              Item 4. Submission of Matters to a Vote of Security Holders        10

              Item 5. Other Information                                          10

              Item 6. Exhibits and Reports on Form 8-K                           10


Signatures                                                                       11


PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 QC OPTICS, INC.
                                 BALANCE SHEETS

                                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                      1998            1997
                                                                                 -------------- ---------------
                        ASSETS                                                    (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                     $    2,090,090  $    3,766,534
   Accounts receivable, less allowance of  $50,000                                    3,576,279       2,509,002
   Inventory (Note 3)                                                                 4,014,261       4,025,428
   Refundable income taxes                                                                 --              --
   Prepaid expenses                                                                      58,029          76,974
                                                                                 --------------- ---------------
     Total current assets                                                             9,738,659      10,377,938
                                                                                 --------------- ---------------
PROPERTY AND EQUIPMENT, AT COST:
   Furniture and fixtures                                                               214,805         189,350
   Machinery and equipment                                                              348,547         342,609
   Leasehold improvements                                                                76,713          76,714
   Motor vehicles                                                                        21,574          21,574
                                                                                 --------------- ---------------
                                                                                        661,639         630,247
   Less - Accumulated depreciation and amortization                                     472,638         402,528
                                                                                 --------------- ---------------
     Property and equipment, net                                                        189,001         227,719
                                                                                 --------------- ---------------
DEFERRED TAX ASSETS                                                                     349,500         349,500
                                                                                 --------------- ---------------
OTHER ASSETS                                                                             36,006          82,924
                                                                                 --------------- ---------------
     Total assets                                                                $   10,313,166  $   11,038,081
                                                                                 =============== ===============

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                              $      205,107  $      742,563
   Accrued payroll and related expenses                                                 402,477         457,505
   Accrued income taxes                                                                 299,425         221,789
   Accrued expenses                                                                     476,374         702,817
   Customer deposits                                                                    106,155         645,817
                                                                                 --------------- ---------------
     Total current liabilities                                                        1,489,538       2,770,491
                                                                                 --------------- ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value -
      Authorized -- 1,000,000 shares
      Issued and outstanding -- no shares                                                  --              --
   Common stock, $.01 par value -
      Authorized -- 10,000,000 shares
      Issued and outstanding -- 3,242,500 shares                                         32,425          32,425
   Additional paid-in capital                                                         9,902,886       9,902,886
   Accumulated deficit                                                               (1,111,683)     (1,667,721)
                                                                                 --------------- ---------------
     Total stockholders' equity                                                       8,823,628       8,267,590
                                                                                 --------------- ---------------
     Total liabilities and stockholders' equity                                  $   10,313,166  $   11,038,081
                                                                                 =============== ===============

   The accompanying notes are an integral part of these financial statements.

                                 QC OPTICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           ----------------------------- ----------------------------
                                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                                               1998            1997            1998          1997
                                                             ---------      ----------      ----------   ----------
NET SALES                                                    2,683,529      $1,451,295      $8,860,319   $4,974,814

COST OF SALES                                                1,260,223         634,777       4,598,088    2,355,837
                                                            ----------      ----------      ----------   ----------
      Gross profit                                           1,423,306         816,518       4,262,231    2,618,977


OPERATING EXPENSES:
   Selling, general and administrative expenses                720,559         836,787       2,567,441    2,843,327
   Engineering expenses                                        296,175         308,131         969,119      981,844
                                                            ----------      ----------      ----------   ----------
      Total operating expenses                               1,016,734       1,144,918       3,536,560    3,825,171
                                                            ----------      ----------      ----------   ----------
      Operating income (loss)                                  406,572        (328,400)        725,671   (1,206,194)

INTEREST INCOME (NET)                                           34,370          51,737         150,067      145,740
                                                            ----------      ----------      ----------   ----------
      Income (loss) before provision (benefit) for             440,942        (276,663)        875,738   (1,060,454)

PROVISION (BENEFIT) FOR INCOME TAXES                           162,200        (110,600)        319,700     (418,700)
                                                            ----------      ----------      ----------   ----------
      Net Income (Loss)                                     $  278,742       ($166,063)     $  556,038    ($641,754)
                                                            ==========      ==========      ==========   ==========

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON
   SHARE (Note 2)                                           $     0.09          ($0.05)     $     0.17       ($0.20)
                                                            ==========      ==========      ==========   ==========

DILUTED WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                        3,242,500       3,242,500       3,251,500    3,242,500
                                                            ==========      ==========      ==========   ==========

     The accompanying notes are an integral part of these financial stateme

                                 QC OPTICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                  --------------------------------
                                                                                  SEPTEMBER 30,      SEPTEMBER 30,
                                                                                      1998               1997
                                                                                  -------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                              $     556,038       ($641,754)
   Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities -
       Depreciation and amortization                                                     70,110          52,650
       Changes in operating assets and liabilities -
          Accounts receivable                                                        (1,067,277)        438,637
          Inventory                                                                      11,167      (1,112,983)
          Prepaid expenses and other assets                                              65,864           5,348
          Accounts payable                                                             (537,456)        576,424
          Accrued expenses and income taxes                                            (203,836)       (984,920)
          Customer deposits                                                            (539,662)      1,338,292
                                                                                  --------------  --------------
          Total adjustments                                                          (2,201,090)        313,448
                                                                                  --------------  --------------
          Net cash provided (used) by operating activities                           (1,645,052)       (328,306)
                                                                                  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                   (31,392)       (144,558)
                                                                                  --------------  --------------
          Net cash used in investing activities                                         (31,392)       (144,558)
                                                                                  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:                                                      --              --
          Net cash used in financing activities                                   --------------  --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (1,676,444)       (472,864)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        3,766,534       5,022,772
                                                                                  --------------  --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $   2,090,090   $   4,549,908
                                                                                  ==============  ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid for -
      Interest                                                                    $       7,697   $       7,891
                                                                                  ==============  ==============
      Income taxes                                                                $     241,385   $     535,814
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

2.  EARNINGS PER SHARE CALCULATION

     Basic  Earnings  per Share  ("EPS") is  calculated  by dividing  net income
(loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated the same as basic except, if not antidultive, stock options are included using the treasury stock method to the extent that the average share trading price exceeds the exercise price. As of September 30, 1998 and 1997, there were 276,656 and 250,496 options outstanding, respectively. Shares used to calculate EPS were as follows:

                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                           SEPTEMBER 30,                SEPTEMBER 30,
                                                      ----------------------       ----------------------
                                                        1998          1997           1998         1997
                                                      ---------    ---------       ---------    ---------

Basic weighted average shares outstanding             3,242,500    3,242,500       3,242,500    3,242,500
Incremental stock option shares                               0            0           9,000            0
                                                      ---------    ---------       ---------    ---------
Diluted weighted average shares outstanding           3,242,500    3,242,500       3,251,500    3,242,500
                                                      =========    =========       =========    =========


Basic and diluted EPS were equal for the three months and nine months ended September 30, 1998 and 1997; therefore, no reconciliation between basic and diluted EPS is required.

3.  INVENTORY

     Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following:

                                               SEPTEMBER 30,     DECEMBER 31,
                                                   1998             1997
                                               -------------     ------------
       Raw materials and finished parts         $1,726,480        $1,931,130
       Work-in-process                           2,287,781         2,094,298
                                                ----------        ----------
                                                $4,014,261        $4,025,428
                                                ==========        ==========

4.  COMPREHENSIVE INCOME

     On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized ("Comprehensive Income"). The Company has no items of Comprehensive Income requiring disclosure in the accompanying financial statements for all periods presented.

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

RESULTS OF OPERATIONS

     COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

     Net sales for the three months ended September 30, 1998 ("Interim 1998") were $2,683,529 compared to $1,451,295 for the three months ended September 30, 1997 ("Interim 1997"). This increase of 84.9% resulted from increased sales of the Company's computer hard disk inspection equipment. Historically the Company has experienced significant quarterly fluctuations in operating results due to the relatively small number of high priced sales in any quarter. Management expects these fluctuations to continue. As a result of the steep declines in capital expenditures in the semiconductor and computer hard disk industries, the Company expects that (i) it will have lower revenue levels for the fourth quarter of 1998 as compared to the preceding quarters of 1998, and (ii) it will not achieve break-even results for such quarter.

     Cost of sales for Interim 1998 was $1,260,223 compared to $634,777 for Interim 1997. Gross profit as a percent of net sales for Interim 1998 decreased to 53.0% ($1,423,306) from 56.3% ($816,518) for Interim 1997 primarily as a result of the decrease in margins on certain newly introduced products during the period,.

     Selling, general and administrative expenses decreased to $720,559 for Interim 1998 from $836,787 for Interim 1997. The decrease of $116,228 (13.9%) was due primarily to decreases in professional fees and sales commissions.

     Engineering expenses for Interim 1998 of $296,175 decreased marginally (3.9%) from $308,131 for Interim 1997.

     Interest income (net) was $34,370 for Interim 1998 compared to $51,737 for Interim 1997. The decrease resulted from a decrease in average invested funds during Interim 1998 as compared to Interim 1997.

     Primarily as a result of increased net sales, income before provision for income taxes was $440,942 (16.4% of net sales) for Interim 1998, as compared to the loss before benefit for income taxes of $276,663 (19.1% of net sales) for Interim 1997.

     In Interim 1998, the provision for income taxes amounted to $162,200, an effective tax rate of approximately 37%. Due to the ability of the Company to carryback losses incurred in Interim

1997, the Company has benefited the losses for Interim 1997 by $110,600 using an effective tax rate of approximately 40%.

     With the 84.9% increase in net sales, the Company had net income of $278,742 (10% of net sales) for Interim 1998 compared to a net loss of $166,063 (11% of net sales) during Interim 1997.

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

     Net sales for the nine months ended September 30, 1998 were $8,860,319, as compared to $4,974,814 for the same period in 1997, an increase of 78.1%. The increase resulted from increased sales of the Company's computer hard disk inspection products.

     Cost of sales for the first nine months of 1998 was $4,598,088 (51.9% of net sales) compared to $2,355,837 (47.4% of net sales) for the same period in 1997. The gross profit as a percentage of net sales decreased to 48.1% in the first nine months of 1998 from 52.6% for the nine months ended September 30, 1997. This was due primarily to the decreased margins on certain newly introduced products during the period offset partially by the higher sales covering certain fixed manufacturing costs.

     Selling, general and administrative expenses decreased $275,886 to $2,567,441 for the nine months ended September 30, 1998 from $2,843,327 for the first nine months of 1997. This decrease of 9.7% was due primarily to decreased professional fees and commissions, offset somewhat by increases in staffing costs and certain field service expenses.

     Engineering expenses for the first nine months of 1998 of $969,119 remained relatively constant compared with the $981,844 for the same period in 1997.

     Interest income (net) was $150,067 for the first nine months of 1998, up somewhat from $145,740 for the first nine months of 1997.

     Primarily as a result of increased net sales, the income before provision for income taxes was $875,738 (9.9% of net sales) for the nine months ended September 30, 1998, as compared to the loss before benefit for income taxes of $1,060,454 (21.3% of net sales) for the same period in 1997.

      In the first nine months of 1998, the provision for income taxes amounted to $319,700, an effective tax rate of approximately 37%. Due to the ability of the Company to carryback losses incurred in the first nine months of 1997, the Company benefited the losses for the period by $418,700 using an effective tax rate of approximately 39%.

     With the 78.1% increase in net sales, the Company had net income of $556,038 (6.3% of net sales) for the first nine months of 1998 compared to a net loss of $641,754 (12.9% of net sales) during the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company had cash and cash equivalents of $2,090,090, a decrease of $1,676,444 from $3,766,534 at December 31, 1997.
Working  capital was

$8,249,121 at September 30, 1998 as compared to $7,607,447 at December 31, 1997, an increase of $641,674. Cash used by operating activities was $1,645,051 during the nine months ended September 30, 1998 compared to $328,306 for the same period in 1997.

     The Company has a revolving line of credit with State Street Bank and Trust Company. The revolving line of credit agreement was amended on June 29, 1998 and allows for maximum borrowings of $2,000,000 and requires monthly payment of interest on the outstanding balance to maturity on June 30, 2000. Borrowings under the revolving line of credit agreement are limited to 80% of qualifying accounts receivable. Borrowings under the agreement bear interest at the bank's prime rate. The terms of the loan agreement provide for the maintenance of certain specified financial ratios including the quick ratio and debt to equity, minimum earnings tests and other negative and affirmative covenants and restricts certain transactions without the bank's prior written consent. As of September 30, 1998 the Company was not in default of any covenants or provisions of the credit agreement. At September 30, 1998, the Company had no borrowings outstanding under the revolving credit agreement and availability of approximately $1,507,000.

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

YEAR 2000 DISCLOSURE

                  The Company has considered the potential problems that may arise because of the Year 2000 ("Y2K") as it relates to the Company's internal financial and information systems. The current internal systems used by the Company are not Y2K compliant. The Company intends to purchase upgrades that are represented as being Y2K compliant and expects to implement them during 1999.

         The Company is currently reviewing its products in operation at various customer locations. The Company expects to complete this review by the first quarter of 1999. The Company estimates that the costs incurred to remediate Y2K problems related to noncompliant products will not materially adversely affect its operations or financial condition.

         The Company has also contacted certain critical suppliers to determine if such suppliers are, or will be, Y2K compliant. The Company expects to complete its assessment during 1999, and seek new suppliers where necessary.

         To date, the Company is unaware of any situations of noncompliance that would have a material adverse effect on the Company's operations or financial condition. However, because its reviews are not completed, the Company is not able to estimate the total cost associated with Y2K issues, nor what its liabilities to third parties may be as a result of Y2K issues.

         At this time, the Company cannot give any assurance that it will be successful in completing its planned actions to become Y2K compliant on or before the Year 2000. Additionally, no assurance can be given that instances of noncompliance which could have a material adverse effect on the Company's operations or financial condition will be identified;

that the systems of other companies with which the Company transacts business will be corrected on a timely basis; that a failure by such entities to correct a Y2K problem or a conversion which is incompatible with the Company's systems would not have a material adverse effect on the Company's operations or financial condition; or that even if all planned actions are completed, the Company will not experience some adverse effects from Y2K related issues.


FORWARD LOOKING STATEMENTS

         This report contains certain forward-looking statements regarding anticipated results of operations, liquidity downturns in the semiconductor and computer hard disk industries, Y2K compliance issues and other matters. These statements, in addition to statements made in conjunction with the words "anticipate", "expect", "believe", "intend", "seek," "estimate" and similar expressions, are forward-looking statements that involve a number of risks and uncertainties. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to the following: business conditions and growth in certain market segments and general economy; the cyclical nature of the semiconductor and computer hard disk industries; the uncertainties concerning the Asian markets; an increase in competition; increased or continued market acceptance of the Company's products and proposed products; the loss of the services of one or more of the Company's key employees, which could have a material adverse effect on the Company; the Company's ability to effectively address Y2K issues; dependence on few customers; the availability of additional capital to fund expansion on acceptable terms, if at all; and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS. On August 6, 1998, K. Andrew Bernal, a beneficial owner of approximately 9.7% of the issued and outstanding Common Stock of the Company, filed a civil lawsuit against the Company and Eric T. Chase, individually, as a director of the Company and as the trustee of the QC Optics Voting Trust (the "Voting Trust"). The suit alleges violations of federal and state securities laws, breach of contract, fraud and other claims relating to Mr. Bernal's shares of Common Stock held in the Voting Trust. Mr. Bernal is seeking the release of his shares from the Voting Trust as well as monetary and punitive damages. The Company believes that Mr. Bernal's claims are without merit and intends to vigorously defend the suit.

ITEM 2. CHANGES IN SECURITIES.  Not applicable

ITEM 3. DEFAULT UPON SENIOR SECURITIES.   None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   None

ITEM 5. OTHER INFORMATION.  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

           (a) Exhibits. The following exhibit is filed herewith:
               --------

               EXHIBIT
                 NO.                                  TITLE
               -------                                -----
                 27                         Financial Data Schedule

           (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the period for which this report is filed.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             QC OPTICS, INC.


Date:  November 12, 1998                     By:/s/ Eric T. Chase
                                                ----------------------------
                                                Eric T. Chase
                                                Chief Executive Officer and
                                                 President


Date:  November 12, 1998                     By:/s/ Richard C. Allard
                                                ----------------------------
                                                Richard C. Allard
                                                Vice President of Finance
                                                (Principal Financial and
                                                  Accounting Officer)