Form 10KSB
period 1998-12-31
QC OPTICS INC
filed 1999-03-22
CIK 1017641

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1998
                         Commission file number 1-12337

                                 QC OPTICS, INC.
                 (Name of Small Business Issuer in Its Charter)

             DELAWARE
---------------------------------                                04-2916548
(State or Other Jurisdiction                                -------------------
 of Incorporation or Organization)                           (I.R.S. Employer
                                                            Identification No.)

46 Jonspin Road, Wilmington, Massachusetts                             01887
------------------------------------------                          ----------
(Address of Principal Executive Offices)                            (Zip Code)

                                 (978) 657-7007
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                            Name of Exchange on
        Title of each class                                   Which Registered
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

                           Yes  X                     No
                              -----                     -----
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

         The issuer's net sales for the fiscal year ended December 31, 1998 were $9,909,876.

         The aggregate market value of the voting stock held by non-affiliates based upon the closing price for such stock on March 1, 1999 was approximately $1,515,159. As of March 1, 1999, 3,242,500 shares of Common Stock, $.01 par value per share, and 1,092,500 Redeemable Warrants, of the registrant were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1998, to be filed pursuant to Regulation 14A (the "Proxy Statement"), are incorporated by reference in Part III of this Form 10-KSB.


         Transitional Small Business Disclosure Format (check one):

                           Yes                    No  X
                              -----                 -----

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         This report contains forward-looking statements regarding anticipated increases in revenues, marketing of products and proposed products, liquidity, downturns in the semiconductor and computer hard disk industries, Year 2000 compliance issues, product performance, patents, patent applications, competition, adequacy of the Company's facilities and other matters. These statements, in addition to statements made in conjunction with the words "anticipate," "expect," "intend," "believe," "seek," "estimate" and similar expressions are forward-looking statements that involve a number of risks and uncertainties. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to the following: business conditions and growth in certain market segments and general economy; the cyclical nature of the semiconductor and computer hard disk industries; the uncertainties concerning the Asian markets, an increase in competition; increased or continued market acceptance of the Company's products and proposed products; the loss of the services of one or more of the Company's key employees, which could have a material adverse effect on the Company; the uncertainty that existing patents will be valid, if challenged, and that any additional patents will be issued or that the scope of any patent protection will exclude competitors; the Company's ability to effectively address Year 2000 issues; dependence on few customers; the availability of additional capital to fund expansion on acceptable terms, if at all; and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. See also "Factors That May Affect Future Results."

         GENERAL

         QC Optics, Inc. (the "Company" or "QCO") designs, manufactures and markets laser based defect detection systems for the semiconductor, computer hard disk and flat panel display markets. QCO uses its patented and other proprietary technology in lasers and optical systems that scan a computer hard disk, photomask or flat panel display for defects or contamination. The Company's systems combine automatic handling, clean room capability and computer control with reliable laser based technology. The Company believes that these features enable the Company to maintain a leading market position in the United States in the semiconductor, computer hard disk and flat panel display inspection industries where high quality inspection capabilities are required. The Company's customers include many of the world's largest leading semiconductor and computer hard disk manufacturers. Currently, QCO has over 300 systems installed in 16 countries.

         In the fourth quarter of 1997, the Company shipped the DISKAN-9000(TM), which is targeted to provide computer hard disk manufacturers with the capability to inspect 100% of their production volume. Compared to the Company's previous equipment, the DISKAN-9000(TM) provides more than 70% higher throughput and a 30% reduction in footprint. Over 50 of these systems were sold during its first year on the market.

         In the first quarter of 1998, the Company released the DISKAN-FA-2(TM), a failure analysis tool that complements the DISKAN-9000(TM). The DISKAN-FA-2(TM) offers full failure analysis capabilities, including automatic microscope review of defects, which allows customers to identify and correct process problems.

         The Company's systems, such as its QCO-4000(TM) and DISKAN-9000(TM), are designed to fit into its customers' production line virtually eliminating the need for special handling or special production procedures while performing 100% inspection throughout the process. In addition, these systems sort out fatal defects on disks and pelliclized photomasks before they cause manufacturing yield or other quality problems. As more manufacturers of computer hard disks move toward total inspection protocols versus statistical sampling, demand during the past year for the Company's products that can inspect computer hard disks has increased. The Company is also working on research and development for a new photomask inspection system, which it expects to release as a product during 1999.

         QCO was formed in 1986 as a Delaware corporation to acquire the assets of a division of GCA Corporation. The Company funded its product development primarily with equity investments and debt financing from Kobe Steel Ltd. and its subsidiaries including Kobe Steel USA Holdings, Inc., a Delaware corporation, and Kobe Steel USA International, Inc., a Delaware corporation (collectively, "Kobe Steel"). From 1986 to 1990, the Company focused its efforts in developing inspection systems for computer hard disk inspection. Applying the Company's patented and proprietary information, the Company expanded its efforts to use this technology for inspection of photomasks used to image integrated circuit patterns onto semiconductor wafers. In early 1996, management of the Company exercised an option granted in 1995 to acquire a 62.2% equity interest through a management buyout with bank supplied debt financing personally guaranteed by QCO's senior management. In October 1996, the Company completed its initial public offering through the sale of Common Stock and Redeemable Warrants and received net proceeds of approximately $5,000,000.

         QCO's principal offices and manufacturing facilities are based in Wilmington, Massachusetts. The Company also maintains regional sales or service personnel in Florida, New Mexico and California. The Company currently has approximately 46 employees and has a manufacturer's representative in Europe and manufacturer's representatives and distributors in Asia.

MARKETS

         The Company currently serves three markets with its inspection systems: semiconductors, computer hard disks and flat panel displays. In addition, the Company plans to continue to develop additional products, based on the Company's existing patented and proprietary technologies, to further develop laser based inspection systems.

         The Company's core technology inspects by illuminating critical surfaces and then examining and analyzing light reflected from the surface. This analysis allows the end user to analyze and determine the type of defect on the surface. Lasers are used to provide the stable, high-intensity light source needed for these inspection processes. Certain ultraviolet light lasers are used to detect smaller defects. The angular distribution and the intensity of the reflected and scattered light from the surface provide a "fingerprint" of the surface and defects. This information passes through analog and digital signal processes and is then analyzed using the Company's proprietary software.

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

         In the  1990's,  a number of  advancements  in  photomask  design  have allowed manufacturers to manufacture integrated circuits with increasingly smaller linewidths. These linewidths are now as low as 0.18 micrometers and less. In the late 1980's and early 1990's, the development of a number of technologies allowed photomasks to be used much more efficiently. During this period, the demand for photomask inspection equipment was less than the increased demand for semiconductors as more advanced photomask technologies, such as computer-automated design equipment and pellicles, were utilized. Pellicles are a thin transparent membrane suspended over the photomask surface on a frame mounted to the photomask. The pellicle increases semiconductor manufacturing yields by preventing airborne particles from falling onto the surface of the photomask and printing as defects on the wafer. Since their introduction in the early 1980s, pellicles have significantly reduced the need to clean photomasks during production, thus substantially extending the life of a photomask. Accordingly, the introduction of pellicles significantly reduced the number of photomasks required in high volume semiconductor device manufacturing.

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

         The overall semiconductor industry has been and could continue to be cyclical with periods of oversupply. The current downturn in the demand for semiconductors has reduced the demand for photomasks as well as reduced the demand for photomask inspection and has placed pricing pressure on photomask inspection equipment vendors. The Company's ability to reduce expenses in response to any such downturn is limited by its needs for continued research and development expenses and in customer service and support. Previous downturns in capital investment by the semiconductor fabrication industry have materially affected the operating results of the Company and other businesses in the semiconductor capital equipment industry and future downturns may have similar adverse effects.

COMPUTER HARD DISK INSPECTION

         Computer hard disk manufacturers use advanced deposition processes to produce thin film disks. Typically, an aluminum substrate is nickel plated and then precision polished to provide the extremely smooth and flat surface required for the recording head to "fly" over the disk in the disk drive. Other substrates, such as glass, are gaining market share, and the DISKAN(TM) product series is generally compatible with these alternative substrate materials. The substrate is then commonly textured (portions of the disk are modified to slightly roughen the surface, to prevent the recording head from sticking to the surface of the disk). Thin films of magnetic material and a protective overcoat are then deposited onto the surface of the disk. Prior to shipment the disks are checked for quality, most commonly by visual and electronic tests. QC Optics' computer hard disk inspection systems have been utilized for over 14 years for inspecting disks throughout the manufacturing process to identify conditions outside set control ranges by inspecting a small sample of the total production volume. Any defect or contaminant on the disk increases the risk that information cannot be properly stored. As storage densities have increased, the size of defects that affect data storage has decreased, and computer hard disk manufacturers have begun to find it cost effective to move from inspecting a sample of their production volume to inspecting close to 100% of their products. This transition to 100% inspection increases the potential market for computer hard disk inspection equipment and resulted in the increase in the Company's DISKAN-9000 product sales in 1997 and 1998.

         The overall computer hard disk drive industry has been and could continue to be cyclical with periods of oversupply. The current downturn in the demand for computer hard disk drives has reduced the demand for computer hard disks as well as reduced the demand for computer hard disk inspection and has placed pricing pressure on computer hard disk inspection equipment vendors. The Company's ability to reduce expenses in response to any such downturn is limited by its needs for continued research and development expenses and in customer service and support. Previous downturns in capital investment by the computer hard disk industry have materially affected the operating results of the Company and other businesses in the computer hard disk industry and future downturns may have similar adverse effects.

FLAT PANEL DISPLAYS

         Over time, the use of flat panel displays ("FPDs") is expected to significantly replace vacuum tube monitors used in televisions and computer monitors, providing users with quality images on less bulky displays. The manufacture of these devices is still in the very early stages of commercial development in the United States and manufacturing capacity expansion has slowed during 1998 primarily due to the rapid decrease in the price of finished FPDs. FPDs are currently being designed to include electronic substrates that undergo a lithography process similar to semiconductors as well as glass substrates which require inspection prior to the lithography process.

         The market for FPDs has grown significantly in recent years as a result of the increasing popularity of portable computers and other electronic devices that utilize screens and other types of displays to provide information in digital format and graphical displays to the end user. The weight and narrow form factor of FPDs are enabling new display applications where the previously predominant monitor technology, cathode ray tubes ("CRTs"), did not allow such use. Laptop and notebook computers, personal digital assistants, portable video games, digital phones and a variety of devices for the automotive, technical, medical and military markets are examples of electronic products in fast growing markets which cannot be served by CRT technology. The Company expects that FPD manufacturers will eventually increase their purchases of inspection equipment in response to both the growth in the FPD market as well as the shift to larger and higher resolution displays.

STRATEGY

         The Company's goal is to maintain a leadership position in the photomask and computer hard disk inspection system markets and use its patented and proprietary technology to pursue other opportunities in high performance inspection systems. The Company intends to achieve this goal through the implementation of the following strategies:

         * EXPAND MARKETING EFFORTS FOR EXISTING PRODUCTS. Since its introduction of photomask and computer hard disk inspection systems, the Company's objective has been to expand its leadership position in these fields. The Company has extended its sales, service and marketing activities outside of the United States into Europe and Asia, where the Company believes long term market demand exists for state-of-the-art inspection systems in both photomasks and computer hard disks. In addition, in the computer hard disk market, the Company intends to continue to market its computer hard disk inspection systems for 100% production line inspection versus statistical sampling inspection.

         * MAINTAIN TECHNOLOGY LEADERSHIP POSITION. Since its formation, the Company's objective has been to maintain a leadership position in inspection technology in the photomask and computer hard disk inspection system markets. To maintain technology leadership, the Company intends to continue to work closely with major customers, several of which are leading suppliers of semiconductors and computer hard disks in their respective industries.

         * BROADEN PRODUCT OFFERINGS THROUGH ACQUISITIONS. Although no acquisition is currently planned and no assurance can be given that the Company will complete any acquisition, QCO plans to expand its activities in related inspection markets, such as the expected market for flat panel displays. In addition, there are a number of smaller companies in the inspection market that have technology and market links with the Company's existing businesses, including material handling and stocking equipment, cleaning equipment, and related products.

         * PROVIDE BROAD RANGE OF PHOTOMASK INSPECTION SOLUTIONS. The Company's strategy is to provide a broad range of technical solutions, leveraged off of existing technologies, with different performance characteristics. Certain of the Company's inspection systems currently address less complex photomask designs while new products, such as the QCO-4000(TM), are designed to address the most sophisticated photomasks currently used. The Company is currently working on research and development for a new photomask inspection system, which it expects to release as a new product during 1999.

         * PROVIDE BROAD RANGE OF COMPUTER HARD DISK INSPECTION SOLUTIONS. The Company's strategy is to expand and improve its product offerings by strengthening its current technologies to provide 100% inspection tools such as the DISKAN-9000(TM) as well as failure analysis tools, such as the DISKAN-FA-1(TM) introduced in the third quarter of 1997, and the DISKAN-FA-2(TM) introduced in the first quarter of 1998.

         * LEVERAGE INSTALLED BASE. In marketing new products to existing customers, the Company intends to leverage its existing customer base to upgrade the over 300 Company systems currently in the field with new product offerings. Many of the Company's products are built with modular systems that are designed to facilitate future enhancements, as well as new system software.

         * EXPAND CUSTOMER SUPPORT SERVICES. The Company currently provides local support and service with personnel located in California, New Mexico and Florida in addition to its principal engineering services at its Wilmington, Massachusetts headquarters. The Company also has factory trained service representatives in the UK, France, Japan,

                  Korea, Taiwan, Malaysia and Thailand. The Company intends to expand the number of customer support sites in both the United States and overseas to help facilitate customer support as well as support future sales opportunities.

PRODUCTS AND SERVICES

         QCO's current products consist of photomask, computer hard disk and flat panel display inspection systems. The Company's systems are designed to provide a low cost of ownership through high performance, reliability and integration into the manufacturing process. The Company utilizes a number of different forms of lasers in its laser based inspection systems, allowing it to cover a broad range of technical requirements and cost sensitivities for its customers.

         Many of QCO's newer systems are designed to fit into its customer production lines, virtually eliminating the need for special handling or production procedures while performing 100% inspection throughout the process. QCO's systems sort out fatal defects on disks and pelliclized photomasks before they become manufacturing yield or other quality problems. All of QCO's systems have the sensitivity to detect defects or contamination down to less than 0.5 micrometers. In the fourth quarter of 1997, the Company introduced the DISKAN-9000(TM), which provides computer hard disk manufacturers with the capability to inspect 100% of their production volume. Compared to the Company's previous equipment, the DISKAN-9000(TM) provides more than 70% higher throughput and a 30% reduction in footprint. Over 50 of these systems were sold during its first year on the market. The Company is also working on research and development for a new photomask inspection system, which it expects to release as a product during 1999.

         Specific Company products include the following:

         QCO-4000(TM): The QCO-4000(TM) represents what the Company believes is a state-of-the-art breakthrough for inspecting pelliclized photomasks. Defects on complex, small featured photomasks are non-destructively detected and characterized with a sensitivity down to .25 micrometers, using the latest technologies in ultraviolet argon ion laser optics and innovative signal processing. The QCO-4000(TM) is capable of inspecting all four critical surfaces of the photomask, which are the front and back pellicles and the front and back of the photomask. The QCO-4000(TM) also provides for inspection both on a sampling basis as well as 100% inspection. This allows this system to be extremely versatile for needs ranging from incoming inspection to complete process characterization and documentation. Utilizing advanced systems control technology, the operator has complete control over all system operations and decisions. Computers incorporated in the product and several communication ports allow the QCO-4000(TM) to be easily integrated into the manufacturing process, manufacturing resource planning ("MRP") and similar systems. The average selling price for this system is approximately $900,000 to $1,300,000, although various options can increase or reduce the price of a specific system.

         API-3000/5(TM): This automatic pelliclized photomask inspection system has a sensitivity of 0.5 micrometers and is compatible with many of the photomasks most commonly used in today's semiconductor manufacturing processes. This product is used by semiconductor manufacturers to qualify the photomask just prior to its use on lithography equipment as well as for incoming inspection. Photomask manufacturers utilize the system for final inspection as well as process control. The average selling price for this system is approximately $500,000 to $750,000, although various options can increase or reduce the price of a specific system.

         API-1100(TM): This equipment is a photomask blank inspection system with full automatic handling capable of detecting pinholes and particulates as small as 0.3 micrometers. This product is utilized by photomask blank substrate manufacturers for final inspection and transfers the finished product directly into a shipping cassette from a process cassette. Quartz and glass manufacturers also use this equipment for final inspection. The average selling price for this system is approximately $400,000 to $600,000, although various options can increase or reduce the price of a specific system.

         DISKAN(TM) SERIES: These are computer hard disk inspection systems that are equipped with integrated automatic handling or external handling systems. The Company's newest product, the DISKAN-9000(TM) which was introduced in 1997, is configured to provide the customer with the ability to inspect 100% of their production and has 70% higher throughput with a 30% smaller footprint than the Company's previous systems. Over 50 of these systems were sold during its first year on the market. During 1998, the Company experienced increasing demand from customers to provide a system for 100% inspection. In addition, the Company offers the DISKAN-FA-1(TM), which incorporates multiple cassette-to-cassette automatic handling, and is used to inspect a sample of the customer's total production for process control. The DISKAN-FA-2(TM), where disks are loaded from a single cassette into the system, is used for failure analysis, process development and process control. The average selling price for these systems is approximately $100,000 to $450,000, although various options can increase or reduce the price of a specific system.

         API-1100FP(TM): The API-1100FP(TM) is a Company product that addresses the inspection demands for flat panel display substrates inspection systems, including systems with automatic handling capability. This product is utilized for process control by flat panel display manufacturers, as well as flat panel display glass substrate manufacturers. The average selling price for this system is approximately $300,000 to $600,000, although various options can increase or reduce the price of a specific system.

PRODUCTS UNDER DEVELOPMENT

         The Company's product development strategy is to make continuous improvements to its existing product line relying on its proprietary technologies and to expand prior development efforts in applications related to the markets it serves. The Company currently has an engineering and product development staff of 14 individuals who assist the Company's customers in integrating the Company's products into the customer's work environment. This work provides the Company an opportunity to keep abreast of new market opportunities for the Company's technologies.

         Currently the Company is working on product enhancements to both its QCO photomask and DISKAN(TM) product lines. During 1998, the Company introduced the new disk failure analysis tool, the DISKAN-FA-2(TM), with capabilities to inspect computer hard disks that target new inspection points in the manufacturing process. If the new inspection points prove to be economically justified for 100% inspection, it would further increase the market potential for the DISKAN(TM) product series. This system provides even higher sensitivities in measurements and higher throughput. Management expects that these new systems will significantly improve the cost effectiveness of the equipment for 100% inspection of the customers' production. In addition, the Company continues its efforts in the flat panel display market to modify its existing products for research and development in the inspection of flat panel displays. The technology used in flat panel displays will continue to evolve significantly and as a result, the Company expects that it will be required to continue to expend significant efforts in improving and developing new technologies for the flat panel display markets.

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

CUSTOMER SERVICE AND SUPPORT

         In addition to selling and installing standard products and providing support services, the Company provides individualized engineering services for customers as well as technical support worldwide. The Company's service and support personnel also advise customers about product applications, provide customer training, coordinate upgrades, manage spare parts and provide preventative maintenance.

         The Company's warranty obligations for its systems generally cover a 12-month period. However, many customers request service and support beyond the warranty period. Generally, the Company has historically derived less than 10% of its revenues from annual service and maintenance for its installed base of systems. Some of the Company's systems are currently serviced under service contracts and other customers purchase repairs on a labor and materials basis. Service revenues for the fiscal year ended December 31, 1998 and the fiscal year ended December 31, 1997 were $879,874 and $1,135,094, respectively. Historically, warranty expenses have been consistent with established allowances.

CUSTOMERS

         The Company's customers include semiconductor and other device fabricators, photomask fabricators and their suppliers, computer hard disk manufacturers and customers interested in developing flat panel displays. Repeat sales to existing customers represent a significant portion of the Company's product revenues, and the Company believes that its installed base of over 300 systems represents a significant competitive advantage, particularly in the United States.

         Historically, the Company has sold a significant proportion of its systems to a limited number of customers as the markets that the Company participates in are primarily dominated by a few major companies. Approximately 95% of net sales in Fiscal 1998 and Fiscal 1997 were to the ten largest customers in each fiscal year. Sales to the largest customer accounted for approximately 55% of net sales during Fiscal 1998. The failure to replace sales with sales to other customers in succeeding periods would have a material adverse effect on the Company's business, financial condition and results of operations. The Company expects that sales to relatively few customers will continue to account for a high percentage of the Company's revenues in any accounting period in the foreseeable future. A reduction in orders from any such customer or the cancellation of any significant order could have a material adverse effect on the Company's business, financial condition and results of operations. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products.

         In addition, due to the substantial purchase price for the Company's products and systems, revenues and operating results may vary significantly from quarter to quarter depending upon the timing of orders and shipments.

SALES AND MARKETING

         QCO markets and distributes its products directly in the United States. The Company maintains sales and service offices in Wilmington, Massachusetts and Santa Clara, California, and service or sales personnel in New Mexico and Florida. The Company also sells through manufacturer's representatives, distributors and directly to certain customers internationally.

         Due to the significant involvement required to purchase QCO's systems and their highly technical nature, the sales process is often complex, requiring interaction with several levels of the customer's organization and extensive technical exchanges, product demonstrations and commercial negotiations. As a result, the sales cycle can often be quite long. Purchase decisions are typically made at a high level within the customer's organization and the sales process often requires broad participation across the QCO organization. Accordingly, the Company's systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management time and effort with no assurance that a sale will result.

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

         The Company employed 13 individuals in engineering and development as of December 31, 1998. During Fiscal 1998 and Fiscal 1997, the Company's engineering expenses totaled approximately $1,196,000 and $1,316,000, or 12% and 13% of net sales, respectively. The Company expenses all software development costs as incurred.

         The Company's business strategy includes investing in or acquiring companies which offer the Company access to complementary technologies and new markets within the Company's target industries.

COMPETITION

         The markets in which the Company competes are highly competitive and are characterized by rapid technological change, evolving industry standards, rapid product obsolescence and intense competition. Competitors in the semiconductor photomask inspection market include Hitachi, Horiba, KLA Instruments and Nikon. In the computer hard disk inspection market competitors include DPI Technology Systems, Hitachi, Phase Metrics and System Seiko. Based on the number of installations, the Company believes it is a leading supplier of semiconductor photomask soft defect inspection systems and computer hard disk inspection systems in the United States. The Company competes based on its installed base of customers, engineering and service capabilities, breadth of products, patents and proprietary information and reputation. Many of the Company's competitors and potential competitors have greater financial, marketing and technological resources than the Company. There can be no assurance that companies with complementary technologies and greater financial resources will not enter these industries and develop products that are superior to the Company's products or achieve market acceptance.

         A substantial investment is required by customers to install and integrate capital equipment into a production line. As a result, once a manufacturer has selected a particular vendor's capital equipment, management believes that the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, if a particular customer selects a competitor's capital equipment, the Company expects to experience difficulty in selling to that customer for a significant period of time.

         The Company expects competition to continue in the future from existing competitors and from other companies that may enter the Company's existing or future markets with similar or alternative solutions that may be less costly or provide additional features. The Company believes that its ability to compete successfully depends on a number of factors, which include product quality and performance, order turnaround, the provision of competitive design capabilities, success in developing new applications, adequate manufacturing capacity, efficiency of production, timing of new product introductions by the Company, its customers and its competitors, the number and nature of the Company's competitors in a given market, price and general market and economic conditions. In addition, increased competitive pressure may lead to intensified price competition, resulting in lower prices and gross margins, which could materially adversely affect the Company's business and results of operations. No assurance can be given that the Company will compete successfully in the future or that it will be able to make the technological advances necessary to remain competitive.

         Changes in manufacturing processes could also have a materially adverse effect on the Company's business, financial condition and results of operations. The Company anticipates continued changes in semiconductor, computer hard disk and flat panel display technologies and processes. No assurance can be given that the Company will be able to develop, manufacture and sell products that respond adequately to such changes.

BACKLOG

         The Company's backlog for products and services was approximately $258,000 at December 31, 1998, compared to approximately $6,370,000 at December 31, 1997 and $740,000 at December 31, 1996. As of March 1, 1999, the Company's backlog for products and services was approximately $3,429,000. QCO defines backlog to include only those systems, accessories and upgrades with respect to which a purchase order has been received and a delivery schedule has been specified for shipment over the next twelve (12) months, and contracts for services to be provided for longer periods up to 36 months. Cancellations of product purchase orders are sometimes subject to cancellation charges. Although a significant indicator of business levels, backlog is not necessarily representative of future sales.

MANUFACTURING

         The Company's manufacturing activities consist of final assembly of subassemblies, which are then integrated into finished systems and tested for compliance with customer requirements. The Company believes that production lead time, product quality and customer response are key elements to its success.

         Although the Company manufactures some of the subassemblies used in its systems, most are purchased from unaffiliated subcontractors, typically to the Company's specifications. None of the Company's suppliers is obligated to provide the Company with any specific quantity of components or subassemblies over any specific period. Certain of the components and subassemblies included in the Company's products are obtained from a limited group of suppliers. In addition, because the Company believes that subsystem vendors have increased their manufacturing expertise, the Company expects to continue to obtain virtually all of its components and subassemblies from third parties in order to devote its resources toward systems design, software development and systems integration, its primary areas of competence. The Company's reliance on a limited group of suppliers involves several risks, including the potential inability to obtain an adequate supply of components and reduced control over pricing and delivery time. To date, the Company has generally been able to obtain adequate and timely delivery of critical subassemblies and components, although it has experienced occasional delays. Because the manufacture of these components and subassemblies is very complex and requires long lead times, and although alternative sources are available, such sources may not be readily available. As a result, no assurance can be given that delays or shortages caused by suppliers will not occur in the future. Any disruption of the Company's supply of critical components and subassemblies could prevent the Company from meeting its manufacturing schedules, which could damage relationships with customers and would have a materially adverse effect on the Company's business, financial condition and results of operations.

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

GOVERNMENTAL REGULATIONS AND INDUSTRY STANDARDS

         The Company's products and worldwide operations are subject to numerous governmental regulations designed to protect the health and safety of operators of manufacturing equipment. In particular, the European Union ("EU") has issued regulations relating to electromagnetic fields, electrical power and human exposure to laser radiation. In addition, numerous domestic semiconductor manufacturers including certain of the Company's customers, have subscribed to voluntary health and safety standards and decline to purchase equipment not meeting such standards. The Company believes that its products currently comply with all applicable material governmental health and safety regulations, including those of the EU, and with the voluntary industry standards currently in effect.

PROTECTION OF  PROPRIETARY  INFORMATION

         The Company holds 14 United States patents. Several of the issued patents are also issued in Japan, Europe and Canada and there is one or more patent applications pending in Europe and Japan. Most of the issued patents relate to advanced inspection measurement techniques. The issued United

States patents expire from 2000 to 2015. The Company also has three registered trademarks in the United States that are due for renewal in 2008 and 2009.


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

EMPLOYEES

         As of December 31, 1998, the Company had 46 full-time employees, of whom 12 were in sales, marketing and service, 13 were in engineering and product development, 6 were in administration and 15 were in manufacturing.

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

            The Company also maintains a technical center and sales office in an approximately 1,500 square foot facility in Santa Clara, California, leased from Koll/Intereal Bay Area. The Company currently pays base rent of $2,652 per month plus certain expenses related to the facility, pursuant to a lease that expires on November 30, 2001 . The Company believes that its facilities for its technical center and sales office are adequate for its current needs.

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

ITEM 3.           LEGAL PROCEEDINGS.

         On August 6, 1998, K. Andrew Bernal, a beneficial owner of approximately 9.7% of the issued and outstanding Common Stock of the Company, filed a civil lawsuit against the Company and Eric T. Chase, individually, as a director of the Company and as the trustee of the QC Optics Voting Trust (the "Voting Trust"). The suit alleges violations of federal and state securities laws, breach of contract, fraud and other claims relating to Mr. Bernal's shares of Common Stock held in the Voting Trust. Mr. Bernal is seeking the release of his shares from the Voting Trust as well as monetary and punitive damages. The Company believes that Mr. Bernal's claims are without merit, intends to vigorously defend the suit and has filed a motion to dismiss the claims.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company did not submit any matter during the fourth quarter of the fiscal year covered by this report to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "OPC." On March 1, 1999, the closing price of the Company's Common Stock as reported on the AMEX was $1.39. The Company's Redeemable Warrants are traded on AMEX under the symbol "OPC+." On March 1, 1999, the closing price of the Company's Redeemable Warrants as reported on the AMEX was $.375.

         As of March 1, 1999, there were approximately 27 holders of record of the Company's Common Stock and approximately 22 holders of record of the Company's Redeemable Warrants. Management believes that there are over 500 beneficial owners of the Company's Common Stock and over 500 beneficial owners of the Company's Redeemable Warrants.

         For the periods indicated, the following table set forth the range of high and low sale prices for the Company's Common Stock and Redeemable Warrants as reported by AMEX.



                                                                                           REDEEMABLE
                                                              COMMON STOCK                  WARRANTS
                                                              ------------                 ----------
                                                              HIGH         LOW          HIGH         LOW
                                                              ----         ---          ----         ---
         1997
         ----

         First Quarter                                        $5.875       $3.75        $1.50        $.50
         Second Quarter                                       $3.75        $2.375       $ .75        $.3125
         Third Quarter                                        $5.25        $3.25        $1.1875      $.4375
         Fourth Quarter                                       $5.00        $3.25        $1.1875      $.4375

         1998
         ----

         First Quarter                                        $5.125       $3.375       $1.00        $.375
         Second Quarter                                       $4.875       $2.375       $.938        $.25
         Third Quarter                                        $2.625       $1.50        $.50         $.25
         Fourth Quarter                                       $1.875       $1.188       $.313        $.125

         1999
         ----

         First Quarter (through March 1, 1999)                $2.25        $1.25        $.563        $.125





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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 ("FISCAL 1998") COMPARED TO YEAR ENDED DECEMBER 31, 1997 ("FISCAL 1997").

         The Company has been adversely affected by a general slowdown in capital equipment spending in the semiconductor and computer disk drive industries as evidenced by the low $258,000 customer order backlog at December 31, 1998. Backlog at March 1, 1999 improved to $3,429,000. Although a significant indicator of business levels, backlog is not necessarily representative of future sales. Additionally, the current financial instability in certain Asian countries adversely affects the Company.

         Net sales for Fiscal 1998 were $9,909,876 compared to net sales of $10,091,834 for Fiscal 1997, a decrease of 1.8%. Historically, the Company has experienced significant fluctuations in operating results due to the relatively small number of high dollar volume sales in any year. Management expects these fluctuations to continue. As a result of the steep declines in capital expenditures in the semiconductor and computer hard disk industries, the Company expects that (i) it will have lower revenue levels for the first quarter of 1999 as compared to the preceding quarters of 1998, and (ii) it will not achieve break-even results for such quarter.

         Cost of sales for Fiscal 1998 was $5,248,844 as compared to $4,786,110 for Fiscal 1997. Gross profit for Fiscal 1998 was $4,661,032 (47.0% of net sales) as contrasted to $5,305,724 (52.6% of net sales) in Fiscal 1997, a decrease of 12.2%. The decrease in gross profit was due primarily to the decreased margins on certain newly introduced products.

         Selling, general and administrative expenses decreased to $3,315,869 for Fiscal 1998 as compared to $3,785,536 in Fiscal 1997. This decrease of 12.4% was due primarily to decreased professional fees and commissions, offset partially by increases in staffing costs and certain field service expenses.

         Engineering expenses in Fiscal 1998 decreased to $1,196,393 from $1,316,469 in Fiscal 1997. The decrease resulted primarily from decreases in staffing, materials and travel expenses. Research and development costs, which are included in engineering expenses, remained relatively constant at approximately $415,000 for Fiscal 1998 and $440,000 for Fiscal 1997.

         Income before provision for income taxes was $329,883 for Fiscal 1998 as compared to $392,196 in Fiscal 1997. The decrease reflects the decrease in gross profit offset somewhat by smaller decreases in operating expenses.

         The provision for income taxes for Fiscal 1998 was $118,800 (an effective rate of 36.0%) compared to $146,900 (an effective rate of 37.5%). The higher 1997 effective tax rate relates primarily to the effect of state taxes.

         Net income was $211,083 for Fiscal 1998 as compared to $245,296 for Fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Company had cash and cash equivalents of $3,313,889, a decrease of $452,645 from $3,766,534 at December 31, 1997. Working capital was $8,023,392 at December 31, 1998 as compared to $7,607,447 at December 31, 1997, an increase of $415,945. Cash used by operating activities was $421,793 in 1998 compared to $1,074,204 in 1997.

         The Company has a revolving line of credit with State Street Bank and Trust Company. The revolving line of credit agreement was amended on June 29, 1998 and allows for maximum borrowings of $2,000,000 and requires monthly payment of interest on the outstanding balance to maturity on June 30, 2000. Borrowings under the revolving line of credit agreement are limited to 80% of qualifying accounts receivable. Borrowings under the agreement bear interest at the bank's prime rate (7.75% at December 31, 1998). The terms of the loan agreement provide for the maintenance of certain specified financial ratios including the quick ratio and debt to equity, minimum earnings tests and other negative and affirmative covenants and restricts certain transactions without the bank's prior written consent. As of December 31, 1998, the Company was in default of the minimum earnings covenant, but obtained a waiver of compliance from its bank. At December 31, 1998, the Company had no borrowings outstanding under the revolving credit agreement and availability of approximately $411,000.

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

YEAR 2000 DISCLOSURE

         The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware or other equipment that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         The Company uses computer software programs in its internal operations, such as for performing administrative and financial functions. The Company has tested its key internal systems and implemented remedial measures where necessary. The Company is also contacting its significant suppliers to determine those whose failure to be Year 2000 compliant could seriously disrupt the Company's business operations. The Company expects to complete this review by the second quarter of 1999.

         Based on the Company's on-going review of its equipment in operation at customer sites, the Company believes that a number of its systems are not Year 2000 compliant. The Company has been and will continue to contact its customers and offer modifications to make such systems Year 2000 compliant. The Company estimates that the costs incurred to remediate Year 2000 problems related to noncompliant products will not materially adversely affect its operations or financial condition.

         At this time, the Company cannot give any assurance that it will be successful in completing its planned actions to become Year 2000 compliant on or before the Year 2000. Additionally, no assurance can be given that instances of noncompliance which could have a material adverse effect on the Company's operations or financial condition will be identified; that the systems of other companies with which the Company transacts business will be corrected on a timely basis; that a failure by such entities to correct a Year 2000 problem or a conversion which is incompatible with the Company's systems would not have a material adverse effect on the Company's operations or financial condition; or that even if all planned actions are completed, the Company will not experience some adverse effects from Year 2000 related issues.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS
                     --------------------------------------

         As previously discussed, information provided by the Company or statements made by its employees from time to time may contain "forward-looking" information which involves risks and uncertainties. In particular, statements contained in this report that are not historical facts may be "forward-looking" statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below.

         CYCLICAL NATURE OF THE SEMICONDUCTOR, COMPUTER HARD DISK AND FLAT PANEL DISPLAY INDUSTRIES. The Company's operating results depend on capital expenditures by semiconductor, computer hard disk and flat panel display manufacturers. The semiconductor and computer hard disk industries are cyclical and have historically experienced periodic downturns, which have had a severe effect on the demand for capital equipment. Prior semiconductor and computer hard disk industry downturns and construction of excess capacity by the industry have adversely affected the Company's revenues, gross margin and net income and have also adversely affected the market price for the Company's Common Stock. Moreover, the overall computer industry has been and is likely to continue to be cyclical with periods of oversupply. Recently, such industries have experienced excess capacity and poor operating results and, as a result, the Company's sales to semiconductor customers were substantially weaker in 1998 than in 1997. The Company's ability to reduce expenses in response to any such downturn is limited by its need for continued investment in research and development and in customer service and support. A downturn in demand for semiconductor, computer hard disk and flat panel display manufacturing equipment would have a material adverse effect on the Company's business, financial condition and results of operations.

         FLUCTUATIONS IN OPERATING RESULTS. The Company derives most of its annual revenues from a relatively small number of sales of products, systems and upgrades. As a result, any delay in the recognition of revenue for single products, systems or upgrades would have a material adverse effect on the Company's results of operations for a given accounting period. In addition, some of the Company's net sales have been realized near the end of a quarter. Accordingly, a delay in a shipment scheduled to occur near the end of a particular quarter could materially adversely affect the Company's results of operations for that quarter.

         The Company's operating results have historically been subject to significant quarterly and annual fluctuations. The Company believes that its operating results will continue to fluctuate on a quarterly and annual basis due to a variety of factors, including but not limited to the cyclical nature of the industries served by the Company's inspection products, patterns of capital spending by customers, the timing of significant orders, order cancellations and shipment rescheduling, market acceptance of the Company's products, fluctuations in the grant and funding of development contracts, consolidation of customers, unanticipated delays in design, engineering or production or in customer acceptance of product shipments, changes in pricing by the Company or its competitors, the timing of product announcements or introductions by the Company or its competitors, the mix of systems sold, the relative proportions of product revenues and service revenues, the timing of payments of sales commissions, the availability of components and subassemblies, changes in product development costs, expenses associated with acquisitions and exchange rate fluctuations. Over the last three years, the Company's gross margin has fluctuated and the Company anticipates that its gross margin will continue to fluctuate. The Company cannot predict the impact of these and other factors on its financial performance in any future period.

         CONCENTRATION OF CUSTOMERS. Historically, the Company has sold a significant proportion of its systems to a limited number of customers as a few major companies primarily dominate the markets in which the Company participates. Sales to the Company's ten largest customers accounted for approximately 95% of net sales for each of the years ended December 31, 1997 and December 31, 1998. Sales to the largest customer accounted for approximately 49% and 55% of net sales for the years ended December 31, 1997 and December 31, 1998, respectively. The failure to replace sales with sales to other customers in succeeding periods would have a material adverse effect on the Company's business, financial condition and results of operations. The Company expects that sales to relatively few customers will continue to account for a high percentage of the Company's revenues in any accounting period in the foreseeable future. A reduction in orders from any such customer or the cancellation of any significant order could have a material adverse effect on the Company's business, financial condition and results of operations. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products.

         RAPID TECHNOLOGICAL CHANGE AND DEPENDENCE ON PRODUCT DEVELOPMENT. The semiconductor, computer hard disk and flat panel display industries, in general, are characterized by rapid technological advances, changing customer requirements, evolving industry standards and frequent new product introductions and enhancements. As a result, the Company must continue to enhance its existing products and develop and manufacture new products and upgrades with improved capabilities, which has required and will continue to require substantial investments in research and development by the Company to advance a number of state-of- the-art technologies. Continuous investments in research and development will also be required to respond to the emergence of new technologies. The failure to develop, manufacture and market new products, or to enhance existing products, would have a material adverse effect on the Company's business, financial condition and results of operation. In addition, the Company's competitors can be expected to continue to develop and introduce new and enhanced products, any of which could cause a decline in market acceptance of the Company's products or a reduction in the Company's margins as a result of intensified price competition.

         The Company's success in developing and selling new and enhanced products depends upon a variety of factors, including accurate prediction of future customer requirements, introduction of new products on schedule, cost-effective manufacturing and product performance in the field. The Company's new product decisions and development commitments must anticipate the equipment needed to satisfy requirements for inspection processes one year or more in advance of sales. Any failure to predict accurately customer requirements and to develop new generations of products to meet those requirements would have a sustained material adverse effect on the Company's business, financial condition and results of operations. New product transitions could adversely affect sales of existing systems, as customers may defer ordering products from the Company's existing product lines. Product introductions could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products or enhancements of existing products fluctuate. If new products have reliability or quality problems, then reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional service and warranty expense may result. There can be no assurance that the

Company will successfully develop and manufacture new products or that any product enhancements or new products developed by the Company will gain market acceptance. There can be no assurance that the Company will be able to develop enhancements and new products successfully or in time to meet emerging demand, or that enhancements and new products developed by the Company will be accepted by the Company's customers.

         COMPETITION. The markets in which the Company competes are highly competitive and are characterized by rapid technological change, evolving industry standards, rapid product obsolescence and intense competition. Competitors in the semiconductor photomask inspection market include Hitachi, Horiba, KLA Instruments and Nikon. In the computer hard disk inspection market competitors include DPI Technology Systems, Hitachi, Phase Metrics and System Seiko. Based on the number of installations, the Company believes it is a leading supplier of semiconductor photomask soft defect inspection systems and computer hard disk inspection systems in the United States. The Company competes based on its installed base of customers, engineering and service capabilities, breadth of products, patents and proprietary information, and reputation. Many of the Company's competitors and potential competitors have greater financial, marketing and technological resources than the Company. There can be no assurance that companies with complementary technologies and greater financial resources will not enter these industries and develop products that are superior to the Company's products or achieve market acceptance.

         A substantial investment is required by customers to install and integrate capital equipment into a production line. As a result, once a manufacturer has selected a particular vendor's capital equipment, management believes that the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, if a particular customer selects a competitor's capital equipment, the Company expects to experience difficulty in selling to that customer for a significant period of time.

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

         Changes in manufacturing processes could also have a materially adverse effect on the Company's business, financial condition and results of operations. The Company anticipates continued changes in semiconductor, computer hard disk and flat panel display technologies and processes. No assurance can be given that the Company will be able to develop, manufacture and sell products that respond adequately to such changes.


         ASIAN ECONOMIES. Asian countries are having economic difficulties that are causing economic slowdowns or recessions in those countries. The current trend in foreign exchange rates raises the cost of equipment manufactured in the United States to Asian companies. Furthermore, it makes equipment manufactured in Asia more price competitive to local customers than the equipment of the Company. The region does not appear to be responding to efforts to stimulate its economies. Asia has historically been an important region for the semiconductor, computer hard disk and flat panel display capital equipment industry. If these economies do not recover in the near future, the recovery in the capital equipment industry may be extended in time or reduced in scale. The economic difficulties of these countries could also have a negative impact on the economies of the U.S. and Europe, leading to further declines in demand for the Company's products.

         YEAR 2000. The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware or other equipment that have date-sensitive software  or  embedded  chips may  recognize  a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         The Company uses computer software programs in its internal operations, such as for performing administrative and financial functions. The Company has tested its key internal systems and implemented remedial measures where necessary. The Company is also contacting its significant suppliers to determine those whose failure to be Year 2000 compliant could seriously disrupt the Company's business operations. The Company expects to complete this review by the second quarter of 1999.

         Based on the Company's on-going review of its equipment in operation at customer sites, the Company believes that a number of its systems are not Year 2000 compliant. The Company has been and will continue to contact its customers and offer modifications to make such systems Year 2000 compliant. The Company estimates that the costs incurred to remediate Year 2000 problems related to noncompliant products will not materially adversely affect its operations or financial condition.

         At this time, the Company cannot give any assurance that it will be successful in completing its planned actions to become Year 2000 compliant on or before the Year 2000. Additionally, no assurance can be given that instances of noncompliance which could have a material adverse effect on the Company's operations or financial condition will be identified; that the systems of other companies with which the Company transacts business will be corrected on a timely basis; that a failure by such entities to correct a Year 2000 problem or a conversion which is incompatible with the Company's systems would not have a material adverse effect on the Company's operations or financial condition; or that even if all planned actions are completed, the Company will not experience some adverse effects from Year 2000 related issues.

         PATENTS AND PROPRIETARY INFORMATION. The Company's patent and trade secret rights are of material importance to the Company and its future prospects because the Company relies on these rights to protect proprietary technology. The Company attempts to protect its proprietary technology through patents, copyrights, trademarks and trade secrets. No assurance can be given as to the issuance of additional patents or, if so issued, as to their scope and validity. Patents granted may not provide meaningful protection from competitors. Even if a competitor's products were to infringe patents owned by the Company, it would be costly for the Company to enforce it rights in an infringement action and would divert funds and other resources from the Company's operations. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries. No assurance can be given that the Company' products or processes will not infringe any patents or other intellectual property rights of third parties. If the Company's products or processes do infringe the rights of third parties, no assurance can be given that the Company can obtain a license from the intellectual property owner on commercially reasonable terms or at all.

         Some customers using certain products of the Company have received a notice of infringement from the Lemelson Foundation, alleging that equipment used in the manufacture of semiconductor products infringes patents issued to Mr. Jerome H. Lemelson relating to "computer image analysis" or "digital signal generation and analysis." Certain of these customers have notified the Company that they may seek indemnification from the Company for any damages and expenses resulting from this matter. Neither the Company nor any of its products has been identified by the Lemelson Foundation as infringing its patents. There can be no assurance, however, that the Lemelson Foundation would not bring a claim against the Company for infringement or that the Company would prevail in any such action. If the Lemelson Foundation were to prevail in any such action, the Company might be required to pay license fees or royalties to the Foundation, which could have an adverse impact on the Company' s profitability.

         The Company relies on trade secrets that it seeks to protect, in part, through, confidentiality agreement with employees, consultants and its customers and potential customers. No assurance can be given that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. As the Company intends to enforce its patents, trademarks and copyrights and protect its trade secrets, it may be involved from time to time in litigation to determine the enforceability, scope and validity of these rights. Any such litigation could result in substantial cost to the Company and diversion of effort by the Company's management and technical personnel.

         DEPENDENCE ON SUPPLIERS. The Company does not maintain any long-term supply agreements with any of its suppliers and the majority of the critical components and subassemblies included in the Company's products are obtained from a limited group of suppliers. The manufacture of certain components and subassemblies is very complex and requires long lead times and the Company's systems cannot be produced without certain critical components. Additionally, alternative suppliers for many of these components may not be readily available, and no substantial increase in the number of alternative suppliers is anticipated. The Company intends to continue to rely on outside suppliers because of their specialized expertise in component fabrication and subsystem assembly. The Company's reliance on a limited group of suppliers involves several risks, including the potential inability to obtain an adequate supply of components and reduced control over pricing and delivery time. To date, the Company has generally been able to obtain adequate and timely delivery of critical subassemblies and components, although it has experienced occasional delays. There can be no assurance that delays or shortages caused by suppliers will not occur in the future. Any inability to obtain adequate, timely deliveries of subassemblies and components could prevent the Company from meeting scheduled shipment dates, which would damage relationships with current and prospective customers and materially adversely affect the Company's business, financial condition and results of operations.

         RISKS OF ACQUISITIONS. The Company's business strategy includes expanding its product lines and markets through internal product development and/or acquisitions. Although no acquisitions are currently contemplated by the Company, any acquisition may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and amortization expense related to intangible assets acquired, any of which could materially adversely affect the Company's financial condition and results of operations. In addition, acquired businesses may be experiencing operating losses. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired Company's operations and products, the diversion of management's attention from other business concerns, uncertainties associated with operating in new markets and working with new customers, and the potential loss of the acquired company's key employees. To date, the Company has had no experience in acquisitions. There can be no assurance that any such integration will be accomplished smoothly or successfully. The difficulties of such integration may be increased by the necessity of coordinating organizations, which are separated geographically. The inability of management to successfully integrate the operations of such acquired businesses could have a material adverse effect on the business and results of operations of the Company.

         VOLATILITY OF STOCK PRICE. The stock market in general and the market for shares of technology companies in particular have experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. Many companies in the semiconductor and computer hard disk industries, including the Company have experienced dramatic volatility in the market prices of their common stock. The Company believes that factors such as announcements of developments related to the Company's business or its competitors' or customers' businesses, fluctuations in the Company's financial results, general conditions or developments in the semiconductor, computer hard disk drive and flat panel display industries and the worldwide economy, sales of the Common Stock into the market, announcements of technological innovations or new or enhanced products by the Company or its competitors, a shortfall in revenue, gross margin, earnings or other financial results or changes in research analysts' expectations, the limited number of shares of Common Stock traded on a daily basis, or a variety of factors beyond the Company's control could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future, including fluctuations that are material, adverse and unrelated to the Company's performance.

         CONTROL BY EXISTING STOCKHOLDERS. The QC Optics, Inc. Voting Trust and Kobe Steel USA Holdings, Inc. beneficially own approximately 69% of the Company's outstanding shares of Common Stock. Accordingly, these stockholders acting together have the ability to control all matters requiring approval by the stockholders of the Company, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change of control of the Company.

         RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS. Based on the location to which products were shipped or services were rendered, sales to customers in countries other than the United States accounted for 53%, and 66% of net sales in Fiscal 1997 and Fiscal 1998, respectively. The Company anticipates that the international shipments, principally to Japan, Thailand and Malaysia, will continue to account for a significant portion of net sales for the foreseeable future. Sales and operations outside of the United States are subject to certain inherent risks, including fluctuations in the value of the U.
S. dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition or results in operations. In particular although the Company's international sales are primarily denominated in U. S. dollars, currency exchange fluctuations in countries where the Company does business could materially adversely affect the Company's business, financial condition and results of operations by rendering the Company less price-competitive than foreign manufacturers.

         LENGTHY SALES CYCLE. Installing and integrating inspection equipment requires a substantial investment by a customer. In addition, customers often require a significant number of product presentations and demonstrations, as well as substantial interaction with the Company's senior management, before reaching a sufficient level of confidence in the system's performance characteristics and compatibility with the customer's target applications. Accordingly, the Company's systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management time and effort with no assurance that a sale will result.

         HEALTH AND SAFETY REGULATIONS AND STANDARDS. The Company's products and worldwide operation are subject to numerous governmental regulations designed to protect the health and safety of operators of manufacturing equipment. In particular, the European Union ("EU") regulations relating to electromagnetic fields, electrical power and human exposure to laser radiation have been implemented. In addition, numerous domestic semiconductor manufacturers, including certain of the Company's customers, have subscribed to voluntary health and safety standards and decline to purchase equipment not meeting such standards. The Company believes that its products currently comply with all applicable material governmental health and safety regulations and standards, including those of the EU, and with the voluntary industry standards currently in effect. In part because the future scope of these and other regulations and standards cannot be predicted, there can be no assurance that the Company will be able to comply with any future regulation or industry standard. Noncompliance could result in governmental restrictions on sales or reductions in customer acceptance of the Company's products. Compliance may also require significant product modifications; potentially resulting in increased costs and impaired product performance.

         DEPENDENCE ON KEY PERSONNEL AND POSSIBLE LACK OF AVAILABILITY OF QUALIFIED PERSONNEL. The Company is dependent to a large degree on the experience and abilities of its Chief Executive Officer, President and Chairman, Eric T. Chase, and its Vice President of Technology, Jay L. Ormsby. The loss of the services of either of these individuals could have a material adverse effect on the Company. The Company has entered into employment agreements, containing noncompetition restrictions, with each of Messrs. Chase and Ormsby. The Company is the sole beneficiary of key person life insurance policies, each in the amount of $1,000,000, on the lives of Messrs. Chase and Ormsby.

         The Company's future success and growth strategy will depend in large part upon its ability to attract and retain highly skilled managerial, technical and marketing personnel. Competition for such personnel in the Company's industry is intense. No assurance can be given that the Company will be successful in attracting or retaining the qualified personnel necessary for its business and anticipated growth, and the failure to attract or retain such personnel could have a material adverse effect on the Company's business, financial conditions and results of operations.

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following financial statements are filed as part of this report:

PAGE

Report of Independent Public Accountants   ...............................   F-2
Balance Sheets as of December 31, 1997 and December 31, 1998..............   F-3
Statements of Operations for the years ended December 31, 1997 and
   December 31, 1998......................................................   F-4
Statements of Stockholders' Equity for the years ended
   December 31, 1997 and December 31, 1998................................   F-5
Statements of Cash Flows for the years ended December 31, 1997
   and December 31, 1998..................................................   F-6
Notes to Financial Statements.............................................   F-7


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

                                    PART III


ITEM 9.  DIRECTORS,  EXECUTIVE  OFFICERS AND CONTROL  PERSONS;  COMPLIANCE  WITH
         SECTION 16(A) OF THE EXCHANGE ACT.

         The Company intends to file a Definitive Proxy Statement within 120 days of the completion of the Company's fiscal year ended December 31, 1998. The information required by this item is incorporated by reference from the Proxy Statement.

ITEM 10. EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference from the Proxy Statement, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is incorporated by reference from the Proxy Statement, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1998.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information required by this Item is incorporated by reference from the Proxy Statement, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1998.

13.      EXHIBITS AND REPORTS ON FORM 8-K.

         (A)      EXHIBITS.

                  (1)      The following exhibits are filed herewith:

Exhibit
  No.                      Title
------                     -----
  23              Consent of Arthur Andersen LLP.

  27              Financial Data Schedule.


                  (2) The following exhibits were filed as part of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998 and are incorporated herein by reference:


Exhibit
  No.                               Title
-------                             -----
10h Allonge to Promissory Note of the Company to State Street Bank and Trust Company ("State Street"), dated June 29, 1998.

10j Amended and Restated Credit Agreement by and between the Company and State Street, dated June 29, 1998.


                  (3) The following exhibits were filed as part of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 and are incorporated herein by reference:

Exhibit
  No.                               Title
-------                             -----
10a Sublease Agreement between the Company and Advanced NMR Systems (now known as Caprius, Inc.), dated as of April 15, 1997.

                  (4) The following exhibits were filed as part of the Company's Registration Statement on Form SB-2 (No. 333-07683), declared effective by the Commission on October 24, 1996 and are incorporated herein by reference:

Exhibit
  No.                               Title
-------                             -----
  3a              Certificate of Incorporation, as amended.

  3b              Bylaws, as amended.

  4a Sections of Bylaws and Certificate of Incorporation defining the rights of security holders (contained in Exhibits 3a and 3b).

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

  10p             1996 Stock Option Plan.

  10q             1996 Director Formula Stock Option Plan.

  10r Form of Employment Agreements effective as of July 1, 1996 entered into by and between the Company and Eric T. Chase, Jay
                  L. Ormsby, Albert E. Tobey and Abdu Boudour.

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

                                         QC OPTICS, INC.
                                         ---------------


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


         Name                                        Capacity                           Date
         ----                                        --------                           ----

/s/ Eric T. Chase                           President, Chief Executive Officer,         March 22, 1999
----------------------------------          and Chairman of the Board of
Eric T. Chase                               Directors (Principal Executive
                                            Officer)

/s/ Richard C. Allard                       Vice President of Finance and               March 22, 1999
----------------------------------          Treasurer (Principal Financial
Richard C. Allard                           and Principal Accounting Officer)


/s/ Allan Berman                            Director                                    March 22, 1999
---------------------------------
Allan Berman

/s/ John M. Tarrh                           Director                                    March 22, 1999
---------------------------------
John M. Tarrh


                                 QC OPTICS, INC.

                                      INDEX


                                                                                                                 PAGE
                                                                                                                 ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                                         F-2

BALANCE SHEETS AS OF DECEMBER 31, 1997 AND 1998                                                                  F-3

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998                                          F-4

STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31,
1997 AND 1998                                                                                                    F-5

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998                                          F-6

NOTES TO FINANCIAL STATEMENTS                                                                                    F-7


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To QC Optics, Inc.:

We have audited the accompanying balance sheets of QC Optics, Inc. (a Delaware corporation) as of December 31, 1997 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QC Optics, Inc. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1998, in conformity with generally accepted accounting principles.




                                                            ARTHUR ANDERSEN LLP




Boston, Massachusetts
February 12, 1999

                                 QC OPTICS, INC.

                   BALANCE SHEETS--DECEMBER 31, 1997 AND 1998

                                     ASSETS

                                                                                          1997              1998
                                                                                          ----              ----
CURRENT ASSETS:
   Cash and cash equivalents                                                           $   3,766,534    $   3,313,889
   Accounts receivable, less allowance of $50,000 at December 31, 1997 and 1998            2,509,002        1,897,564
   Inventory                                                                               4,025,428        3,732,134
   Prepaid expenses                                                                           76,974           68,001
                                                                                     ---------------  ---------------

         Total current assets                                                             10,377,938        9,011,588
                                                                                     ---------------  ---------------

PROPERTY AND EQUIPMENT, AT COST:
   Furniture and fixtures                                                                    189,350          217,024
   Machinery and equipment                                                                   342,609          345,787
   Leasehold improvements                                                                     76,714           76,714
   Motor vehicles                                                                             21,574           21,574
                                                                                     ---------------  ---------------

                                                                                             630,247          661,099

   Less--Accumulated depreciation                                                            402,528          484,974
                                                                                     ---------------  ---------------

         Property and equipment, net                                                         227,719          176,125
                                                                                     ---------------  ---------------

DEFERRED TAX ASSETS                                                                          349,500          243,500
                                                                                     ---------------  ---------------

OTHER ASSETS                                                                                  82,924           35,656
                                                                                     ---------------  ---------------

         Total assets                                                                  $  11,038,081    $   9,466,869
                                                                                       =============    =============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                    $     742,563    $     119,414
   Accrued payroll and related expenses                                                      457,505          271,244
   Accrued commissions                                                                        59,894            9,615
   Accrued income taxes                                                                      221,789                -
   Accrued expenses                                                                          642,923          455,491
   Customer deposits                                                                         645,817          132,432
                                                                                     ---------------  ---------------

         Total current liabilities                                                         2,770,491          988,196
                                                                                     ---------------  ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value-
     Authorized--1,000,000 shares
     Issued and outstanding--No shares at December 31, 1997 and 1998                                -                -
   Common stock, $.01 par value-
     Authorized--10,000,000 shares
     Issued and outstanding--3,242,500 shares at December 31, 1997 and 1998                   32,425           32,425
   Additional paid-in capital                                                              9,902,886        9,902,886
   Accumulated deficit                                                                    (1,667,721)      (1,456,638)
                                                                                     ---------------  ---------------

         Total stockholders' equity                                                        8,267,590        8,478,673
                                                                                     ---------------  ---------------

         Total liabilities and stockholders' equity                                    $  11,038,081    $   9,466,869
                                                                                       =============    =============


   The accompanying notes are an integral part of these financial statements.

                                 QC OPTICS, INC.

                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998


                                                                                          1997              1998
                                                                                          ----              ----
NET SALES                                                                            $   10,091,834   $    9,909,876

COST OF SALES                                                                             4,786,110        5,248,844
                                                                                     --------------   --------------

         Gross profit                                                                     5,305,724        4,661,032
                                                                                     --------------   --------------

OPERATING EXPENSES:
   Selling, general and administrative expenses                                           3,785,536        3,315,869
   Engineering expenses                                                                   1,316,469        1,196,393
                                                                                     --------------   --------------

         Total operating expenses                                                         5,102,005        4,512,262
                                                                                     --------------   --------------

         Operating income                                                                   203,719          148,770

INTEREST INCOME                                                                             202,434          190,074

INTEREST EXPENSE                                                                            (13,957)          (8,961)
                                                                                     --------------   --------------

         Income before provision for income taxes                                           392,196          329,883

PROVISION FOR INCOME TAXES                                                                  146,900          118,800
                                                                                     --------------   --------------

         Net income                                                                  $      245,296   $      211,083
                                                                                     ==============   ==============

BASIC AND DILUTED NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE                          $ 0.08           $ 0.06
                                                                                             ======           ======

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                          3,242,500        3,242,500
                                                                                     ==============   ==============

DILUTED WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING                  3,245,478        3,251,465
                                                                                     ==============   ==============

   The accompanying notes are an integral part of these financial statements.

                                 QC OPTICS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998

                              PREFERRED STOCK              COMMON STOCK
                                                                                     ADDITIONAL                           TOTAL
                              NUMBER OF   PAR       NUMBER OF                         PAID-IN         ACCUMULATED      STOCKHOLDERS'
                               SHARES    VALUE       SHARES           PAR VALUE       CAPITAL           DEFICIT           EQUITY
BALANCE, DECEMBER 31, 1996          -    $   -      3,242,500    $       32,425    $    9,902,886   $   (1,913,017)   $    8,022,294

   Net income                       -        -              -                 -                 -          245,296           245,296
                                -----    -----   ------------    --------------    --------------   --------------    --------------

BALANCE, DECEMBER 31, 1997          -        -      3,242,500            32,425         9,902,886       (1,667,721)        8,267,590

   Net income                       -        -              -                 -                 -          211,083           211,083
                                -----    -----   ------------    --------------    --------------   --------------    --------------

BALANCE, DECEMBER 31, 1998          -    $   -      3,242,500    $       32,425    $    9,902,886   $   (1,456,638)   $    8,478,673
                                =====    =====   ============    ==============    ==============   ==============    ==============




   The accompanying notes are an integral part of these financial statements.

                                 QC OPTICS, INC.

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                                                          1997              1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $       245,296  $       211,083
                                                                                     ---------------  ---------------
   Adjustments to reconcile net income to net cash used in operating activities-
     Depreciation and amortization                                                            74,169           82,446
     (Increase) decrease in deferred taxes, net                                             (141,500)         106,000
     Changes in operating assets and liabilities-
       Accounts receivable                                                                  (624,308)         611,438
       Inventory                                                                            (642,368)         293,294
       Prepaid expenses and other assets                                                     (65,358)          56,241
       Accounts payable                                                                       58,716         (623,149)
       Accrued expenses                                                                     (467,106)        (645,761)
       Customer deposits                                                                     488,255         (513,385)
                                                                                     ---------------  ---------------

              Total adjustments                                                           (1,319,500)        (632,876)
                                                                                     ---------------  ---------------

              Net cash used in operating activities                                       (1,074,204)        (421,793)
                                                                                     ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                       (182,034)         (30,852)
                                                                                     ---------------  ---------------

              Net cash used in investing activities                                         (182,034)         (30,852)
                                                                                     ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:                                                              -                -
                                                                                     ---------------  ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (1,256,238)        (452,645)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                               5,022,772        3,766,534
                                                                                     ---------------  ---------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                               $     3,766,534  $     3,313,889
                                                                                     ===============  ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for-
     Interest                                                                        $        14,422  $         9,177
                                                                                     ===============  ===============

     Income taxes                                                                    $       535,811  $       242,450
                                                                                     ===============  ===============



   The accompanying notes are an integral part of these financial statements.

                                 QC OPTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998




(1)    DESCRIPTION OF BUSINESS

       QC  Optics,  Inc.  (the  Company)  was  formed  in 1986 and  manufactures
       high-end   critical   surface   inspection   systems  for  sales  to  the
       semiconductor, flat panel display and computer hard disk industries.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Revenue Recognition

       Revenues from product sales and the sale of spare parts are recognized at the time equipment is shipped. Revenues from service and maintenance agreements are recognized ratably over the period covered by the agreement. Net sales of the Company by products, spares and service were as follows:

                                               FOR THE YEARS ENDED
                                              1997             1998

          Products                      $    8,350,828    $    8,479,725
          Spares and service                 1,741,006         1,430,151
                                        --------------    --------------

          Total sales                   $   10,091,834    $    9,909,876
                                        ==============    ==============

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

       The Company's operating results have historically been subject to significant quarterly and annual fluctuations. The Company believes that its operating results will continue to fluctuate on a quarterly and annual basis due to a variety of factors, including the cyclicality of the industries served by the Company's inspection products; patterns of capital spending by customers; the timing of significant orders; order cancellations and shipment rescheduling; market acceptance of the Company's products; consolidation of customers; unanticipated delays in design, engineering or production, or in customer acceptance of product shipments; changes in pricing by the Company or its competitors; the mix of systems sold; the relative proportions of product revenues and service revenues; the timing of payment of sales commissions; changes in product development costs; expenses associated with acquisitions and exchange rate fluctuations and the availability of components and subassemblies.

                                 QC OPTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)


       Warranty Costs

       The Company accrues warranty costs in the period the related revenue is recognized.

       RESEARCH AND DEVELOPMENT COSTS

       Research and development costs are expensed as incurred and are included in engineering expenses in the accompanying statements of operations. Research and development costs for the years ended December 31, 1997 and 1998 amounted to approximately $440,000 and $415,000, respectively.

       CASH AND CASH EQUIVALENTS

       Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

       INVENTORY

       Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following:

                                                         DECEMBER 31,
                                                     1997             1998

        Raw materials and finished parts       $    1,931,130    $    1,815,183
        Work-in-process                             2,094,298         1,189,882
        Finished goods                                      -           727,069
                                               --------------    --------------

                                               $    4,025,428    $    3,732,134
                                               ==============    ==============

       Work-in-process and finished goods inventories include material, labor and manufacturing overhead.

       PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost. Maintenance and repair items are charged to expense when incurred; renewals and betterments are capitalized. When property and equipment are retired or sold, their costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in income. Leasehold improvements are depreciated over the life of the lease or useful life, whichever is shorter.

                                 QC OPTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)


       The Company provides for depreciation using the straight-line method to amortize the cost of plant and equipment over their estimated useful lives, which are generally as follows:

            ASSET CLASSIFICATION                         ESTIMATED
                                                        USEFUL LIFE

            Furniture and fixtures                       3-8 years
            Machinery and equipment                      3-8 years
            Motor vehicles                               3-5 years

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

       The Company sells its products primarily to a small number of large corporate customers in the semiconductor, flat panel displays and computer hard disk drive industries and performs ongoing evaluations of its customers' financial conditions. Concentration of credit risk with respect to sales and trade receivables is significant and summarized as follows:


                                  NET SALES FOR THE              ACCOUNTS RECEIVABLE AS OF
                          YEARS ENDED DECEMBER 31,                     DECEMBER 31,
                               1997              1998             1997              1998
        Company A            $  4,956,000      $ 5,400,000      $  1,615,000     $  1,447,000
        Company B               1,043,000           10,000           224,000            2,000
        Company C                       -        1,693,000                 -            2,000


       The Company maintains its cash and cash equivalents at financial institutions in Massachusetts. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured cash and cash equivalent bank balances amounted to approximately $3,775,000 and $2,991,000 at December 31, 1997 and 1998, respectively.

                                 QC OPTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)


       Net sales by country, denominated in U.S. dollars, were as follows, based on the location to which the products were shipped or the services provided:

                                 FOR THE YEARS ENDED
                               1997              1998

        United States       $  4,757,722     $  3,453,854
        Japan                    697,974        1,906,440
        Thailand                 982,656        1,798,652
        Malaysia               1,376,947        2,486,663
        Other                  2,276,535          264,267

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

       NET INCOME (LOSS) PER COMMON SHARE

       Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is calculated the same as basic except, if not antidilutive, stock options are included using the treasury stock method to the extent that the average share trading price exceeds the exercise price. As of December 31, 1997 and 1998, there were 266,700 and 285,372 options outstanding, respectively. Of these potentially dilutive securities, 70,647 and 116,424 qualified for inclusion in the diluted earnings per share calculation for part of the years ended December 31, 1997 and 1998, respectively. These options yielded incremental shares of 11,910 and 8,849, or weighted average incremental shares for the year of 2,978 and 8,965 for the years ended December 31, 1997 and 1998, respectively. As a result, the year-end weighted average shares outstanding were 3,245,478 and 3,251,465 as of December 31, 1997 and 1998, respectively. Basic and diluted earnings per common share for the years ended December 31, 1997 and 1998 were equal; therefore, no reconciliation between basic and diluted earnings per common share is required.

                                 QC OPTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)


       SEGMENT REPORTING

       In June 1997 the Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires companies to report segment information using the "management approach" of organizing the Company. Any relevant divisions within the Company, whether they are geographical or product-line related, should be disclosed as a separate segment and should have a break out of various asset, liability, revenue and expense information. Based upon QC Optics' analysis of their Company, they believe that they operate in one segment and do not analyze their operations based upon separate georgraphical or product-line information.

(3)    INCOME TAXES

       The components of the income tax provision (benefit) are as follows:

                          FOR THE YEARS ENDED DECEMBER 31,
                                1997             1998

        Current-
           Federal        $     248,400     $     4,900
           State                 40,000           7,900
                          -------------     -----------
                                288,400          12,800
                          -------------     -----------
        Deferred-
           Federal             (120,275)         91,750
           State                (21,225)         14,250
                          -------------     -----------
                               (141,500)        106,000
                          -------------     -----------
                          $     146,900     $   118,800
                          =============     ===========

       The Company's effective tax rate differs from the federal statutory rate of 34% in 1997 and 1998 due to the following:

                                                                       1997             1998
        Computed tax provision at statutory rate                  $      133,347    $      112,160

        Increase resulting from-
            State taxes                                                    3,855               971
            Items not deductible for income tax purposes                   9,698             5,669
                                                                 ---------------   ---------------
                                                                  $      146,900    $      118,800
                                                                  ==============    ==============


                                 QC OPTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)


       Deferred income taxes at December 31, 1997 and 1998 consisted of the following:

                                                                  1997              1998

        Deferred tax assets-
           Inventories                                       $      560,000   $      580,000
           Other reserves                                           303,000          218,000
           Net operating loss carryforwards                         487,000          432,000
                                                             --------------   --------------
                 Total gross deferred tax assets                  1,350,000        1,230,000
                 Less--Valuation allowance                          986,500          978,500
                                                              --------------  --------------
                 Net deferred tax assets                            363,500          251,500
                                                             --------------   --------------
        Deferred tax liabilities-
           Depreciation                                              14,000            8,000
                                                             --------------   --------------
                 Net deferred tax asset                      $      349,500   $      243,500
                                                             ==============   ==============


       Under the Tax Reform Act of 1986, the amount of the benefit from net operating losses may be impaired or limited in certain circumstances, including a cumulative stock ownership change of more than 50% over a three-year period, which occurred in connection with the management buyout, which was consummated on March 29, 1996. As a result, the Company is limited to approximately $161,000 of loss utilization per year.

       Limitations on the utilization of the Company's net operating losses have resulted from the management buyout and uncertainty surrounding the ability of the Company to generate future income in order to realize deferred tax assets in the future, primarily due to such factors as dependence on a few customers, rapid technological change and the cyclical nature of the semiconductor, computer hard disk and flat panel display industries. Given the limitations, management has concluded that realizability of the deferred tax assets as of December 31, 1998 is uncertain and has, therefore, provided a valuation allowance against a portion of the deferred tax assets.

       For tax reporting purposes, the Company has a U.S. federal net operating loss carryforward of approximately $1,270,000, subject to Internal Revenue Service (IRS) review and approval and certain IRS limitations on net operating loss utilization. Utilization of the net operating loss carryforward is contingent on the Company's ability to generate income in the future. The net operating loss carryforwards will expire from 2001 to 2008 if not utilized.

                                 QC OPTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)


(4)    COMMITMENTS AND CONTINGENCIES

       The Company leases its operating facilities under two noncancelable operating lease agreements, the largest of which expires in 2001. Rent expense for the years ended December 31, 1997 and 1998 amounted to approximately $255,000 and $253,000, respectively. Future minimum commitments under all noncancelable operating leases are approximately as follows:

                       1999                  $   228,000
                       2000                      229,000
                       2001                       97,000

(5)    EMPLOYEE BENEFIT PLAN

       The Company sponsors a 401(k) retirement savings plan (the Plan) that covers substantially all of the Company's employees. Participants may make voluntary contributions of 1% to 16% of their annual compensation. The Company makes matching contributions up to 100% of participant voluntary contributions up to a maximum of 2%, and an additional Company contribution can be made at the Company's discretion.

       The Company charged to expense approximately $76,000 and $100,000 related to contributions to the Plan for the years ended December 31, 1997 and 1998, respectively. Included in accrued expenses is approximately $60,000 and $71,000 for Company matching and discretionary contributions to the Plan for the years ended December 31, 1997 and 1998, respectively.

(6)    STOCK OPTION PLANS

       In June 1996, the Board of Directors approved the 1996 Stock Option Plan (the 1996 Plan) under which employees, including directors who are employees, may be granted options to purchase shares of the Company's common stock at not less than fair market value on the date of grant, as determined by the Board of Directors. The 1996 Plan also allows for nonqualified stock options to be issued to employees and nonemployees at prices that are less than fair market value. Options granted under the 1996 Plan are exercisable for up to a 10-year period from the date of grant. The Company has reserved 360,000 shares of common stock for issuance under the 1996 Plan. To date, all options have been issued with an exercise price at or above fair market value at the date of grant.

       In June 1997, 64,996 options previously granted under the 1996 Plan were repriced from an original exercise price of $5.10 per share to an exercise price of $3.25 per share with vesting and option life calculated from the original grant date. In November 1997, the Company granted options under the 1996 Plan for the purchase of 26,500 shares at $4.13 per share, the estimated fair market value on the date of grant, which become exercisable over three years beginning one year from the date of grant. In January 1998, 20,232 options at $5.10 per share and 26,500 options at $4.13 per share previously granted under the 1996 Plan were repriced to an exercise price of $3.625 per share with vesting and

                                 QC OPTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)


       option life calculated from the original grant date. In October 1998, 63,132 options at $3.625 per share and 43,108 options at $3.250 per share previously granted under the 1996 Plan were repriced to an exercise price of $1.313 per share with vesting and option life calculated from the original grant date. In 1998, the Company granted options under the 1996 Plan for the purchase of 33,000 shares at $1.313 to $3.625 per share, the estimated fair market value on the date of grant, which become exercisable over three years beginning one year from the date of grant.

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

       PRO FORMA STOCK-BASED COMPENSATION EXPENSE

       SFAS No. 123, Accounting for Stock-Based Compensation, sets forth a fair-value-based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25 to account for its stock-based compensation plans. Had compensation cost for awards granted under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on the Company's net income and net income per common and common equivalent shares would have been as follows:

                                                              1997              1998
        Net income-
           As reported                                      $  245,296        $  211,083
           Pro forma                                           166,528           100,596
        Diluted net income per common and common
        equivalent shares-
           As reported                                      $      .08        $      .06
           Pro forma                                               .05               .03


                                 QC OPTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)


       Compensation expense for options granted is reflected over the vesting period; therefore, future compensation expense may increase as additional options are granted.

       The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                          1997             1998

        Volatility                                         42%               46%
        Risk-free interest rate                          6.38%             4.97%
        Expected life of options                    5.28 years        4.44 years
        Dividends                                         none              none

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

                                 QC OPTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)


       Stock Option Activity

       A summary of the Company's stock option activity is as follows:

                                                                     YEAR ENDED DECEMBER 31, 1997
                                                            1996 PLAN                        FORMULA PLAN
                                                                     WEIGHTED                           WEIGHTED
                                                   NUMBER OF         AVERAGE          NUMBER OF         AVERAGE
                                                    SHARES        EXERCISE PRICE       SHARES        EXERCISE PRICE
        Options outstanding, beginning of year       223,064        $    5.68           30,000         $    5.10
                                                ============        =========      ===========         =========
          Granted                                     26,500             4.13           15,000              3.25
          Exercised                                        -                -                -                 -
          Repricing--Extinguish old options          (64,996)            5.10                -                 -
          Repricing--Distribute new options           64,996             3.25                -                 -
          Forfeited                                  (27,864)            4.27                -                 -
                                                ------------                       -----------
        Options outstanding, end of year             221,700        $    5.13           45,000         $    4.48
                                                ============        =========      ===========         =========
        Options exercisable                          136,733        $    5.81           13,125         $    4.84
                                                ============        =========      ===========         =========
        Options available for grant                  138,300                            55,000
                                                ============                       ===========
        Weighted-average fair value of                              $    1.66                          $    1.81
                                                                    =========                          =========
        options (whose exercise price equals
        market value) granted or repriced
        during the year


                                 QC OPTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)


                                                                      YEAR ENDED DECEMBER 31, 1998
                                                            1996 PLAN                        FORMULA PLAN
                                                   NUMBER OF         WEIGHTED         NUMBER OF         WEIGHTED
                                                    SHARES           AVERAGE           SHARES           AVERAGE
                                                                  EXERCISE PRICE                     EXERCISE PRICE
        Options outstanding, beginning of year       221,700        $    5.13           45,000         $    4.48
                                                ============        =========      ===========         =========
          Granted                                     33,000             2.71                -                 -
          Exercised                                        -                -                -                 -
          Repricing--Extinguish old options         (152,972)            3.80          (30,000)             5.10
          Repricing--Distribute new options          152,972             2.02           30,000              3.63
          Forfeited                                  (14,328)            3.16                -                 -
                                                ------------                       -----------
        Options outstanding, end of year             240,372        $    3.78           45,000         $    3.50
                                                ============        =========      ===========         =========
        Options exercisable                          165,240        $    4.79           24,375         $    3.54
                                                ============        =========      ===========         =========
        Options available for grant                  119,628                            55,000
                                                ============                       ===========
        Weighted-average fair value of                              $    0.97                          $    1.48
                                                                    =========                          =========
        options (whose exercise price equals
        market value) granted or repriced
        during the year



       A summary of the status of the Company's stock options at December 31, 1998 is as follows:

                           OPTIONS OUTSTANDING AND EXERCISABLE
                EXERCISE PRICE       NUMBER         REMAINING CONTRACTUAL
                                                            LIFE

                   --------------------- 1996 PLAN -----------------
                     $1.313            47,740        7.5 to 10 years

                     $5.100            10,000              7.5 years

                     $6.300           107,500              7.5 years

                   ------------------- FORMULA PLAN ----------------

                     $3.250             5,625              8.5 years

                     $3.625            18,750              7.5 years

                                 QC OPTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)


(7)    REVOLVING LINE OF CREDIT

       The Company has a revolving line-of-credit with State Street Bank and Trust Company. The revolving line-of-credit agreement was amended on June 29, 1998 and allows for maximum borrowings of $2,000,000 and requires monthly payment of interest on the outstanding balance to maturity on June 30, 2000. Borrowings under the revolving line-of-credit agreement are limited to 80% of qualifying accounts receivable. Borrowings under the agreement bear interest at the bank's prime rate (7.75% at December 31, 1998). The terms of the loan agreement provide for the maintenance of certain specified financial ratios including the quick ratio and debt to equity, minimum earnings tests and other negative and affirmative covenants and restricts certain transactions without the bank's prior written consent. As of December 31, 1998 the Company was in default of the minimum earnings covenant of the revolving line-of-credit agreement. The Company obtained a waiver of this covenant for the year ended December 31, 1998. At December 31, 1998 the Company had no borrowings outstanding under the revolving line-of-credit agreement and availability of approximately $411,000.

(8)    VOTING TRUST

       On October 27, 1995, the Company and certain management employees of the Company entered into a voting trust agreement known as the QC Optics Voting Trust (the Voting Trust), of which the president of the Company is trustee. The Voting Trust continues in force for a period of 21 years from October 27, 1995 unless terminated earlier as a result of a merger, dissolution, sale of all or substantially all of the Company's assets, or liquidation.