Form 10QSB
period 1999-03-31
QC OPTICS INC
filed 1999-05-14
CIK 1017641

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                   FORM 10-QSB
                               ------------------

            QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                           Commission File Number
   March 31, 1999                                       1-12337
---------------------                           ----------------------


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

     As of April 30, 1999, the Company had outstanding 3,242,500 shares of Common Stock, $.01 par value per share.


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
================================================================================

                                 QC OPTICS, INC.


                                      INDEX


PART 1 - FINANCIAL INFORMATION                                       PAGE NUMBER
                                                                     -----------


Item 1.  Financial Statements

            Balance Sheets at March 31, 1999 (unaudited) and
                  December 31, 1998                                         1

             Statements of Operations for the three months ended
                  March 31, 1999 and 1998 (unaudited)                       2

             Statements of Cash Flows for the three months ended
                    March 31, 1999 and 1998 (unaudited)                     3

             Notes to Financial Statements                                  4


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      5


PART II - OTHER INFORMATION

              Item 1. Legal Proceedings                                     8

              Item 2. Changes in Securities                                 8

              Item 3. Default Upon Senior Securities                        8

              Item 4. Submission of Matters to a Vote of Security Holders   8

              Item 5. Other Information                                     8

              Item 6. Exhibits and Reports on Form 8-K                      8

Signatures                                                                  8

PART 1 - Financial Information

Item 1 - Financial Statements

                                 QC OPTICS, INC.
                                 BALANCE SHEETS

                                                                  March 31,    December 31,
                                                                      1999             1998
                                                                  ---------    -----------
                              ASSETS                             (unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                  $4,854,796     $3,313,889
      Accounts receivable, less allowance of  $50,000               229,242      1,897,564
      Inventory (Note 3)                                          3,712,587      3,732,134
      Refundable income taxes                                       443,195              -
      Prepaid expenses                                               49,248         68,001
                                                                 ----------     ----------
        Total current assets                                      9,289,068      9,011,588

PROPERTY AND EQUIPMENT, AT COST:
      Furniture and fixtures                                        217,024        217,024
      Machinery and equipment                                       345,787        345,787
      Leasehold improvements                                         76,714         76,714
      Motor vehicles                                                 21,574         21,574
                                                                 ----------     ----------
                                                                    661,099        661,099
      Less - Accumulated depreciation                               507,444        484,974
                                                                 ----------     ----------
        Property and equipment, net                                 153,655        176,125

DEFERRED TAX ASSETS                                                 243,500        243,500

OTHER ASSETS                                                          4,939         35,656
                                                                 ----------     ----------
        Total assets                                             $9,691,162     $9,466,869
                                                                 ==========     ==========


               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                             $231,618       $119,414
      Accrued payroll and related expenses                          284,886        271,244
      Accrued income taxes                                                -              -
      Accrued expenses                                              464,710        465,106
      Customer deposits                                           1,028,402        132,432
                                                                  ---------       --------
        Total current liabilities                                 2,009,616        988,196

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value -
         Authorized -- 1,000,000 shares
         Issued and outstanding -- no shares                              -              -
      Common stock, $.01 par value -
         Authorized -- 10,000,000 shares
         Issued and outstanding -- 3,242,500 shares                  32,425         32,425
      Additional paid-in capital                                  9,902,886      9,902,886
      Accumulated deficit                                        (2,253,765)    (1,456,638)
                                                                 -----------    -----------
        Total stockholders' equity                                7,681,546      8,478,673
                                                                 ----------     ----------
        Total liabilities and stockholders' equity               $9,691,162     $9,466,869
                                                                 ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                                 QC OPTICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                         Three Months Ended
                                                                         ------------------
                                                                      March 31,      March 31,
                                                                          1999           1998
                                                                       ---------     ---------
NET SALES                                                              $291,138     $3,138,424

COST OF SALES                                                           491,849      1,792,155
                                                                       ---------     ---------
         Gross profit (loss)                                           (200,711)     1,346,269


OPERATING EXPENSES:
      Selling, general and administrative expenses                      792,845        999,044
      Engineering expenses                                              272,104        310,946
                                                                      ---------      ---------
         Total operating expenses                                     1,064,949      1,309,990
                                                                      ----------     ---------
         Operating income (loss)                                     (1,265,660)        36,279

INTEREST INCOME (NET)                                                    39,332         62,663
                                                                     -----------        ------
         Income (loss) before benefit (provision) for income taxes   (1,226,328)        98,942

BENEFIT (PROVISION) FOR INCOME TAXES                                    429,200        (35,700)
                                                                      ---------        --------
         Net Income (Loss)                                            ($797,128)       $63,242
                                                                      ==========       =======

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON AND
   COMMON EQUIVALENT SHARE                                               ($0.25)         $0.02
                                                                         =======         =====

DILUTED WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                                      3,242,500      3,264,161
                                                                      =========      =========





   The accompanying notes are an integral part of these financial statements.

                                 QC OPTICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    Three Months Ended
                                                                    ------------------
                                                                  March 31,      March 31,
                                                                       1999           1998
                                                                 ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                           ($797,128)       $63,242
      Adjustments to reconcile net income (loss) to net
      cash provided (used) by operating activities -
          Depreciation and amortization                              22,470         23,370
          Changes in operating assets and liabilities -
             Accounts receivable                                  1,668,322      1,124,700
             Inventory                                               19,547       (245,063)
             Refundable income taxes                               (443,195)             -
             Prepaid expenses and other assets                       49,470         67,274
             Accounts payable                                       112,204        255,265
             Accrued expenses                                        13,247       (394,010)
             Customer deposits                                      895,970        389,060
                                                                 ----------     ----------
             Total adjustments                                    2,338,035      1,220,596
                                                                 ----------     ----------
             Net cash provided (used) by operating activities     1,540,907      1,283,838


CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                  -        (21,168)
                                                                -----------     -----------
             Net cash used in investing activities                        -        (21,168)


CASH FLOWS FROM FINANCING ACTIVITIES:                                     -              -
                                                                -----------     ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              1,540,907      1,262,670

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    3,313,889      3,766,534
                                                                 ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $4,854,796     $5,029,204
                                                                 ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
      Cash paid for -
         Interest                                                    $1,875         $2,628
                                                                    =======       ========
         Income taxes                                                $5,000       $243,950
                                                                    =======       ========





   The accompanying notes are an integral part of these financial statements.

                                 QC Optics, Inc.
                          Notes to Financial Statements

1.  BASIS OF PRESENTATION

     The financial statements of QC Optics, Inc. (the "Company") included herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

     The financial statements and notes herein are unaudited, except for the balance sheet as of December 31, 1998, but in the opinion of management, include all the adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company.

     The results of operations for the reported 1999 period are not necessarily indicative of the results to be achieved for any future period or for the entire year ended December 31, 1999.

2.  EARNINGS PER SHARE CALCULATION

         Basic EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated the same as basic except, if not antidultive, stock options are included using the treasury stock method to the extent that the average share trading price exceeds the exercise price. As of March 31, 1999 and 1998, there were 284,676 and 284,720 options outstanding, respectively. Of these potentially dilutive securities, 0 and 157,992 qualified for inclusion in the diluted EPS calculation for the three months ended March 31, 1999 and 1998, respectively. These options yielded 0 and 21,661 incremental shares for the periods and as a result, the period-end weighted average shares outstanding were 3,242,500 and 3,264,161 as of March 31, 1999 and 1998, respectively. Basic and diluted EPS were equal for the three months ended March 31, 1999 and 1998; therefore, no reconciliation between basic and diluted EPS is required.

3.  INVENTORY

     Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following:

                                       March 31,          December 31,
                                         1999                 1998
                                      ----------          ------------

 Raw materials and finished parts     $1,403,819            $1,815,183
 Work-in-process                       1,647,934             1,189,882
 Finished goods                          660,834               727,069
                                      ----------            ----------
                                      $3,712,587            $3,732,134
                                      ==========            ==========

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

RESULTS OF OPERATIONS

     COMPARISON OF THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

         Net sales for the three months ended March 31, 1999 ("Interim 1999") were $291,138 compared to $3,138,424 for the three months ended March 31, 1998 ("Interim 1998"). The decrease resulted from the lack of system sales during Interim 1999. Historically, the Company has experienced significant quarterly fluctuations in operating results due to the relatively small number of high dollar volume sales in any quarter. Management expects these fluctuations to continue. As a result of the steep declines in capital expenditures in the semiconductor and computer hard disk industries, the Company expects that it may not achieve break-even results for the second quarter of 1999.

         Cost of sales for Interim 1999 was $491,849, which resulted in a $200,711 gross loss on sales of spare parts and service for Interim 1999. The Company operated below its fixed cost breakeven levels for Interim 1999. Cost of sales of $1,792,155 resulted in a $1,346,269 gross profit (43% of sales) on sales of systems, service and spare parts in Interim 1998.

         Selling, general and administrative expenses decreased to $792,845 for Interim 1999 from $999,044 for Interim 1998. The decrease of $206,199 (20.6%) was due primarily to a decrease in field service expenses.

         Engineering expenses for Interim 1999 of $272,104 decreased from $310,946 for Interim 1998. The decrease of $38,842 (12.5%) was due primarily to a decrease in staffing costs.

         Interest income (net) was $39,332 for Interim 1999 compared to $62,663 for Interim 1998. This was due to the decrease in average investable funds during Interim 1999 as compared to Interim 1998.

         In Interim 1999, the benefit provision for income taxes amounted to $429,200, an effective tax rate of approximately 35%. In Interim 1998 the provision for income taxes amounted to $35,700, an effective tax rate of 36%.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the Company had cash and cash equivalents of $4,854,796, an increase of $1,540,907 from $3,313,889 at December 31, 1998.
Working capital was $7,279,452 at March 31, 1999 as compared to $8,023,392 at December 31, 1998, a decrease of $743,940. Cash provided by operating activities was $1,540,907 during the three months ended March 31, 1999 compared to $1,283,838 of cash provided by operating activities for the same period in 1998 due to operating results, the timing of accounts receivable collections, payments of accounts payable and accrued expenses and receipt of customer advances.

         The Company has a revolving line of credit with State Street Bank and Trust Company, which allows for maximum borrowings of $2,000,000 and requires monthly payment of interest on the outstanding balance to maturity on June 30, 2000. Borrowings under the revolving line of credit agreement are limited to 80% of qualifying accounts receivable. Borrowings under the agreement bear interest at the bank's prime rate (7.75% at March 31, 1999). The terms of the loan agreement provide for: (i) the maintenance of certain specified financial ratios including a quick ratio and debt to equity ratio; (ii) a minimum earnings test; and (iii) other negative and affirmative covenants, and restricts certain transactions without the bank's prior written consent. At March 31, 1999, the Company had no borrowings outstanding under the revolving credit agreement and borrowing availability of approximately $140,000.

         Based on its current cash balances, current bank credit facilities and anticipated results of operations, management believes that the Company has sufficient funds to meet its working capital requirements for the next 12 months. Thereafter, the Company anticipates that it could need additional financing to meet its current plans for expansion. No assurance can be given that additional financing will be successfully completed or that such financing will be available or, if available, be on terms favorable to the Company.

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

         The Company uses computer software programs in its internal operations, such as for performing administrative and financial functions. The Company has tested its key internal systems and implemented remedial measures where necessary. The Company has also contacted its significant suppliers to determine those whose failure to be Year 2000 compliant could seriously disrupt the Company's business operations. As a result of its assessments, the Company does not expect that a material Year 2000 issue will arise in these areas.

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

FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements regarding anticipated results of operations, the cyclical nature of the semiconductor and computer hard disk industries, liquidity and other matters. These statements, in addition to statements made in conjunction with the words "anticipate", "expect", "believe", "intend", "seek," "estimate" and similar expressions, are forward-looking statements that are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to the following: business conditions and growth in certain market segments and the general economy; fluctuating operating results; new product development; the cyclical nature of the semiconductor and computer hard disk industries; the uncertainties concerning the Asian markets and currencies; the impact of competitive products and pricing; increased or continued market acceptance of the Company's products and proposed products; availability of raw materials; the loss of the services of one or more of the Company's key employees, which could have a material adverse effect on the Company; dependence on few customers; the availability of additional capital to fund expansion on acceptable terms, if at all; and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

                           PART II - Other Information


ITEM 1. LEGAL PROCEEDINGS.   Not applicable

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

                                                             QC OPTICS, INC.


Date:  May 13, 1999                                  By:/s/ Eric T. Chase
                                                     --------------------
                                                     Eric T. Chase
                                                     Chief Executive Officer and
                                                     President


Date:  May 13, 1999                                  By:/s/ Richard C. Allard
                                                     ------------------------
                                                     Richard C. Allard
                                                     Vice President of Finance