Form 10QSB
period 1999-06-30
QC OPTICS INC
filed 1999-08-13
CIK 1017641

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                   FORM 10-QSB
                               ------------------

            QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                           Commission File Number
   June 30, 1999                                       1-12337
---------------------                           ----------------------


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

     As of July 31, 1999, the Company had outstanding 3,242,500 shares of Common Stock, $.01 par value per share.


     Transitional Small Business Disclosure Format:  Yes       No   X
                                                        ----      ----
================================================================================

                                 QC OPTICS, INC.

                                      INDEX


PART 1 - FINANCIAL INFORMATION                                             PAGE
                                                                          NUMBER

Item 1.  Financial Statements

             Balance Sheets at June 30, 1999 and December 31, 1998           1

             Statements of Operations for the three and six months
             ended June 30, 1999 and 1998                                    2

             Statements of Cash Flows for the six months ended
             June 30, 1999 and 1998                                          3

             Notes to Financial Statements                                   4


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   6


PART II - OTHER INFORMATION

              Item 1. Legal Proceedings                                      9

              Item 2. Changes in Securities                                  9

              Item 3. Default Upon Senior Securities                         9

              Item 4. Submission of Matters to a Vote of Security Holders    9

              Item 5. Other Information                                      10

             Item 6. Exhibits and Reports on Form 8-K                        10


Signatures                                                                   11

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 QC OPTICS, INC.
                                 BALANCE SHEETS


                                                                   June 30,   December 31,
                                                                      1999         1998
                                                                 ----------   ------------
                          ASSETS                                 (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                    $3,578,126   $3,313,889
     Accounts receivable, less allowance of  $50,000               1,505,772    1,897,564
     Inventory (Note 3)                                            3,495,133    3,732,134
     Refundable income taxes                                         148,322         --
     Prepaid expenses                                                 43,214       68,001
                                                                  ----------   ----------
       Total current assets                                        8,770,567    9,011,588

PROPERTY AND EQUIPMENT, AT COST:
     Furniture and fixtures                                          220,069      217,024
     Machinery and equipment                                         345,787      345,787
     Leasehold improvements                                           84,743       76,714
     Motor vehicles                                                   21,574       21,574
                                                                  ----------   ----------
                                                                     672,173      661,099
     Less - Accumulated depreciation and amortization                529,913      484,974
                                                                  ----------   ----------
       Property and equipment, net                                   142,260      176,125

DEFERRED TAX ASSETS                                                  243,500      243,500

OTHER ASSETS                                                           4,939       35,656
                                                                  ----------   ----------
       Total assets                                               $9,161,266   $9,466,869
                                                                  ==========   ==========


           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                               $185,050     $119,414
     Accrued payroll and related expenses                            359,023      271,244
     Accrued income taxes                                               --           --
     Accrued expenses                                                442,140      465,106
     Customer deposits                                               483,452      132,432
                                                                   ----------   ----------
       Total current liabilities                                   1,469,665      988,196

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value -
        Authorized -- 1,000,000 shares
        Issued and outstanding -- no shares                             --           --
     Common stock, $.01 par value -
        Authorized -- 10,000,000 shares
        Issued and outstanding -- 3,242,500 shares                    32,425       32,425
     Additional paid-in capital                                    9,902,886    9,902,886
     Accumulated deficit                                          (2,243,710)  (1,456,638)
                                                                  ----------   ----------
       Total stockholders' equity                                  7,691,601    8,478,673
                                                                  ----------   ----------
       Total liabilities and stockholders' equity                 $9,161,266   $9,466,869
                                                                  ==========   ==========


      The accompanying notes are an integral part of these financial statements

                                 QC OPTICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                        Three Months Ended            Six Months Ended
                                                                        ------------------            ----------------
                                                                              June 30,                     June 30,
                                                                           1999       1998            1999         1998
                                                                          ------     ------          ------       ------
NET SALES                                                              $2,200,092   $3,038,366      $2,491,230   $6,176,790

COST OF SALES                                                             929,444    1,545,710       1,421,293    3,337,865
                                                                       ----------   ----------      ----------   ----------
        Gross profit                                                    1,270,648    1,492,656       1,069,937    2,838,925


OPERATING EXPENSES:
     Selling, general and administrative expenses                         741,641      847,838       1,534,486    1,846,882
     Engineering expenses                                                 267,267      361,998         539,371      672,944
                                                                       ----------   ----------      ----------   ----------
        Total operating expenses                                        1,008,908    1,209,836       2,073,857    2,519,826
                                                                       ----------   ----------      ----------   ----------
        Operating income (loss)                                           261,740      282,820      (1,003,920)     319,099

INTEREST INCOME (NET)                                                      47,016       53,034          86,348      115,697
                                                                       ----------   ----------      ----------   ----------
        Income (loss) before provision (benefit) for income taxes         308,756      335,854        (917,572)     434,796

PROVISION (BENEFIT) FOR INCOME TAXES                                      298,700      121,800        (130,500)     157,500
                                                                       ----------   ----------      ----------   ----------
        Net Income (Loss)                                                 $10,056     $214,054       ($787,072)    $277,296
                                                                       ==========   ==========      ===========  ==========

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON AND
   COMMON EQUIVALENT SHARE                                                  $0.00        $0.07          ($0.24)       $0.09
                                                                       ==========   ==========      ===========  ==========

DILUTED WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                                        3,242,500    3,247,848       3,242,500    3,256,005
                                                                       ==========   ==========      ===========  ==========







      The accompanying notes are an integral part of these financial statements

                                 QC OPTICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Six Months Ended
                                                                ----------------------------
                                                                            June 30,
                                                                       1999         1998
                                                                      ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                             ($787,072)    $277,296
     Adjustments to reconcile net income (loss) to net
      cash provided (used) by operating activities -
         Depreciation and amortization                                44,939       46,740
         Changes in operating assets and liabilities -
            Accounts receivable                                      391,792      475,770
            Inventory                                                237,001     (536,548)
            Prepaid expenses and other assets                         55,504       77,846
            Accounts payable                                          65,636       62,747
            Accrued expenses and refundable income taxes             (83,509)    (278,417)
            Customer deposits                                        351,020       25,049
                                                                   ----------   ----------
            Total adjustments                                      1,062,383     (126,813)
                                                                   ----------   ----------
            Net cash provided (used) by operating activities         275,311      150,483
                                                                   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                              (11,074)     (31,393)
                                                                   ----------   ----------
            Net cash used in investing activities                    (11,074)     (31,393)
                                                                   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:                                   --           --
            Net cash used in financing activities                  ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 264,237      119,090

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     3,313,889    3,766,534
                                                                  ----------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $3,578,126   $3,885,624
                                                                  ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
     Cash paid for -
        Interest                                                      $3,792       $5,197
                                                                      =======     =======
        Income taxes                                                  $7,640     $258,663
                                                                      =======    ========





    The accompanying notes are an integral part of these financial statements

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

2.  EARNINGS PER SHARE CALCULATION

         Basic EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated the same as basic except, if not antidultive, stock options are included using the treasury stock method to the extent that the average share trading price exceeds the exercise price. As of June 30, 1999 and 1998, there were 289,468 and 284,720 options outstanding, respectively. Of these potentially dilutive securities, 0 and 65,488 qualified for inclusion in the diluted EPS calculation for the three months ended June 30, 1999 and 1998, respectively. These options yielded 0 and 5,348 incremental shares for the periods and as a result, the period-end weighted average shares outstanding were 3,242,500 and 3,247,848 as of June 30, 1999 and 1998, respectively. Basic and diluted EPS were equal for the three and six months ended June 30, 1999 and 1998; therefore, no reconciliation between basic and diluted EPS is required.

3.  INVENTORY

          Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following:

                                        June 30,                 December 31,
                                         1999                        1998

Raw materials and finished parts      $1,391,197                  $1,815,183
Work-in-process                        1,314,989                   1,189,882
Finished goods                           788,947                     727,069
                                      ----------                 -----------
                                      $3,495,133                  $3,732,134
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

RESULTS OF OPERATIONS

     Comparison of Three Month Periods Ended June 30, 1999 and 1998

         Net sales for the three months ended June 30, 1999 ("Interim 1999") was $2,200,092 compared to $3,038,366 for the three months ended June 30, 1998 ("Interim 1998"). The decrease resulted from lower system sales during Interim 1999. Historically, the Company has experienced significant quarterly fluctuations in operating results due to the relatively small number of high dollar volume sales in any quarter. Management expects these fluctuations to continue. As a result of the steep declines in capital expenditures in the computer hard disk industry, the Company expects that it may not achieve break-even results for the second half of 1999.

         Cost of sales for Interim 1999 was $929,444 compared to $1,545,710 for Interim 1998. Gross profit on sales for Interim 1999 was $1,270,648 (58% of sales) compared to $1,492,656 (49% of sales) for Interim 1998. The increase in gross profit percentage reflects improved manufacturing efficiencies.

         Selling, general and administrative expenses decreased to $741,641 for Interim 1999 from $847,838 for Interim 1998. The decrease of $106,197 (13%) was due primarily to reductions in personnel levels that substantially occurred in the second half of 1998.

         Engineering expenses for Interim 1999 of $267,267 decreased from $361,998 for Interim 1998. The decrease was due primarily to reductions in personnel levels that substantially occurred in the second half of 1998.

         Interest income (net) was $47,016 for Interim 1999 compared to $53,034 for Interim 1998. This was due to the decrease in average invested funds and lower interest rates during Interim 1999 as compared to Interim 1998.

         In Interim 1999, the provision for income taxes reflected an adjustment of the expected annual effective income tax rate. The adjustment resulted in a $298,700 tax provision for Interim 1999. In Interim 1998, the provision for income taxes amounted to $121,800, an effective tax rate of 36%.

COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

         Net sales for the six months ended June 30, 1999 was $2,491,230 compared to $6,176,790 for the six months ended June 30, 1998. The decrease resulted from lower system sales during 1999.

         Cost of sales for the six months ended June 30, 1999 was $1,421,293 compared to $3,337,865 for the six months ended June 30, 1998. Gross profit on sales for the six months ended June 30, 1999 was $1,069,937 (43% of sales) compared to $2,838,925 (46% of sales) for the six months ended June 30, 1999. The decrease resulted from lower system sales during 1999.

         Selling, general and administrative expenses decreased to $1,534,486 for the first six months of 1999 from $1,846,882 for the first six months of 1998. The decrease of $312,396 (17%) was due to reductions in personnel levels that substantially occurred in the second half of 1998.

         Engineering expenses for the first six months of 1999 of $539,371 decreased from $672,994 for the first six months of 1998. The decrease was due to reductions in personnel levels that substantially occurred in the second half of 1998.

         Interest income (net) was $86,348 for the first six months of 1999 compared to $115,697 for the first six months of 1998. The decrease reflected a decrease in average invested funds and lower interest rates during 1999.

         The tax benefit provided for the first six months of 1999 reflects the adjusted effective tax rate expected for fiscal 1999. The tax provision for the first six months of 1998 was $157,500, an effective tax rate of 36%.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company had cash and cash equivalents of $3,578,126, an increase of $264,237 from $3,313,889 at December 31, 1998.
Working capital was $7,300,902 at June 30, 1999 as compared to $8,023,392 at December 31, 1998, a decrease of $722,490. Cash provided by operating activities was $275,311 during the six months ended June 30, 1999 compared to $150,483 of cash provided by operating activities for the same period in 1998 due to operating results, the timing of accounts receivable collections, payments of accounts payable and accrued expenses and receipt of customer advances.

         The Company has a revolving line of credit with State Street Bank and Trust Company, which allows for maximum borrowings of $2,000,000 and requires monthly payment of interest on the outstanding balance to maturity on June 30, 2000. Borrowings under the revolving line of credit agreement are limited to 80% of qualifying accounts receivable. Borrowings under the agreement bear interest at the bank's prime rate (7.75% at June 30, 1999). The terms of the loan agreement provide for: (i) the maintenance of certain specified financial ratios including a quick ratio and debt to equity ratio; (ii) a minimum earnings test; and (iii) other negative and affirmative covenants, and restricts certain transactions without the bank's prior written consent. At June 30, 1999, the Company had no borrowings outstanding under the revolving credit agreement and borrowing availability of approximately $1,177,000.

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

         The Company is continuing to develop a contingency plan to address problems that may arise as a result of Year 2000 noncompliance. In addition, some risks of the Year 2000 matter are beyond the control of the Company, it suppliers and customers. For example, no preparation or contingency plan will protect the Company from a downturn in the economy caused by the possible ripple effect of Year 2000 issues.

         To date, the Company is unaware of any situations of noncompliance that would materially adversely affect its operations or financial condition. However, no assurance can be given that instances of noncompliance which could have a material adverse effect on the

Company's operations or financial condition will be identified; that the systems of other companies with which the Company transacts business will be corrected on a timely basis; that a failure by such entities to correct a Year 2000 problem or a conversion which is incompatible with the Company's systems would not have a material adverse effect on the Company's operations or financial condition; that the Company's contingency plan, if completely developed, will prevent the occurrence of Year 2000 problems; or that even if all planned actions are completed, the Company will not experience some adverse effects from Year 2000 related issues.

FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements regarding anticipated results of operations, the cyclical nature of the computer hard disk industry, liquidity and other matters. These statements, in addition to statements made in conjunction with the words "anticipate", "expect", "believe", "intend", "seek," "estimate" and similar expressions, are forward-looking statements that are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to the following: business conditions and growth in certain market segments and the general economy; fluctuating operating results; new product development; the cyclical nature of the semiconductor and computer hard disk industries; the uncertainties concerning the Asian markets and currencies; the impact of competitive products and pricing; increased or continued market acceptance of the Company's products and proposed products; availability of raw materials; the loss of the services of one or more of the Company's key employees, dependence on few customers; the availability of additional capital to fund expansion on acceptable terms, if at all; and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.   Not applicable

ITEM 2. CHANGES IN SECURITIES.   Not applicable

ITEM 3. DEFAULT UPON SENIOR SECURITIES.   None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. On June 10, 1999, the Company held its Annual Meeting of Stockholders to vote on the following proposals:

     1. To elect one member to the Board of Directors for a three year term. The Nominee for Director was Eric T. Chase ("Proposal No. 1"); and

     2. To ratify and confirm the selection of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 1999 ("Proposal No. 2").

         Of the 3,242,500 shares of the Company's Common Stock of record as of April 20,1999 able to be voted at the meeting, a total of 2,334,266 shares were voted, or approximately 71.99% of the Company's issued and outstanding shares of Common Stock entitled to vote on these matters. Each of the proposals was adopted, with the vote total as follows:

Proposal No. 1                      Votes For                     Votes Withheld
--------------                      ---------                     --------------

Eric T. Chase                       2,309,147                          25,119

         Each of Allan Berman and John Tarrh continue to serve as directors of the Company for terms that expire in 2001 and 2000, respectively, and until their successors are duly elected.

Proposal     Shares Voting For     Shares Voting Against     Shares Abstaining
--------     -----------------     ---------------------     -----------------
No. 2            2,291,026                21,700                   21,540

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

                                           QC OPTICS, INC.


Date:    August 12, 1999                By: /s/ Eric T. Chase
                                           -------------------------------------
                                           Eric T. Chase
                                           Chief Executive Officer and President
                                           (Principal Executive Officer)

Date:    August 12, 1999                By: /s/ Richard C. Allard
                                           -------------------------------------
                                           Richard C. Allard
                                           Vice President of Finance
                                           (Principal Financial Officer)