Form 10QSB
period 1999-09-30
QC OPTICS INC
filed 1999-11-12
CIK 1017641

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                   FORM 10-QSB
                               ------------------

            QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                           Commission File Number
 September 30, 1999                                     1-12337
---------------------                           ----------------------


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

     As of November 1, 1999, the Company had outstanding 3,242,500 shares of Common Stock, $.01 par value per share.


     Transitional Small Business Disclosure Format:  Yes       No   X
                                                        ----      ----
================================================================================

                                 QC OPTICS, INC.

                                      INDEX


PART 1 - FINANCIAL INFORMATION                                             PAGE
                                                                          NUMBER
                                                                          ------
Item 1.  Financial Statements

             Balance Sheets at September 30, 1999 and
          December 31, 1998                                                  1

             Statements of Operations for the three and nine months
          ended September 30, 1999 and 1998                                  2

             Statements of Cash Flows for the nine months ended
          September 30, 1999 and 1998                                        3

             Notes to Financial Statements                                   4


Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   5


PART II - OTHER INFORMATION

              Item 1. Legal Proceedings                                      8

              Item 2. Changes in Securities                                  8

              Item 3. Default Upon Senior Securities                         8

              Item 4. Other Information                                      8

           Item 5. Exhibits and Reports on Form 8-K                          8


Signatures                                                                   9

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 QC OPTICS, INC.
                                 BALANCE SHEETS

                                                                            September 30,     December 31,
                                                                                 1999            1998
                                                                           ------------------------------
                             ASSETS                                            (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                                $3,962,018     $3,313,889
      Accounts receivable, less allowance of  $50,000                           1,348,191      1,897,564
      Inventory (Note 3)                                                        3,019,668      3,732,134
      Refundable income taxes                                                         -              -
      Prepaid expenses                                                             33,025         68,001
                                                                               ----------     ----------
        Total current assets                                                    8,362,902      9,011,588

PROPERTY AND EQUIPMENT, net                                                       119,790        176,125

DEFERRED TAX ASSETS                                                               201,494        243,500

OTHER ASSETS                                                                        4,939         35,656
                                                                               ----------     ----------
        Total assets                                                           $8,689,125     $9,466,869
                                                                               ==========     ==========


              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                           $111,752       $119,414
      Accrued payroll and related expenses                                        275,673        271,244
      Accrued income taxes                                                          4,963              0
      Accrued expenses                                                            469,726        465,106
      Customer deposits                                                           103,442        132,432
                                                                               ----------     ----------
        Total current liabilities                                                 965,556        988,196

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value -
         Authorized -- 1,000,000 shares
         Issued and outstanding -- no shares                                          -              -
      Common stock, $.01 par value -
         Authorized -- 10,000,000 shares
         Issued and outstanding -- 3,242,500 shares                                32,425         32,425
      Additional paid-in capital                                                9,902,886      9,902,886
      Accumulated deficit                                                      (2,211,742)    (1,456,638)
                                                                               ----------     ----------
        Total stockholders' equity                                              7,723,569      8,478,673
                                                                               ----------     ----------
        Total liabilities and stockholders' equity                             $8,689,125     $9,466,869
                                                                               ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                                 QC OPTICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                           Three Months Ended             Nine Months Ended
                                                                       -----------------------------------------------------------
                                                                              September 30,                   September 30,
                                                                           1999           1998             1999           1998
                                                                       -------------     ----------     ----------      ----------
NET SALES                                                                 $1,857,386     $2,683,529     $4,348,616      $8,860,319

COST OF SALES                                                                811,614      1,260,223      2,232,907       4,598,088
                                                                          ----------     ----------      ---------      ----------
         Gross profit                                                      1,045,772      1,423,306      2,115,709       4,262,231


OPERATING EXPENSES:
      Selling, general and administrative expenses                           659,745        720,559      2,194,231       2,567,441
      Engineering expenses                                                   253,557        296,175        792,928         969,119
                                                                          ----------     ----------      ---------      ----------
         Total operating expenses                                            913,302      1,016,734      2,987,159       3,536,560
                                                                          ----------     ----------      ---------      ----------
         Operating income (loss)                                             132,470        406,572       (871,450)        725,671

INTEREST INCOME (NET)                                                         44,997         34,370        131,345         150,067
                                                                          ----------     ----------      ---------      ----------
         Income (loss) before provision (benefit) for income taxes           177,467        440,942       (740,105)        875,738

PROVISION (BENEFIT) FOR INCOME TAXES                                         145,500        162,200         15,000         319,700
                                                                          ----------     ----------      ---------      ----------
         Net Income (Loss)                                                   $31,967       $278,742      ($755,105)       $556,038
                                                                          ==========      =========      =========       =========

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON AND
   COMMON EQUIVALENT SHARE                                                     $0.01          $0.09         ($0.23)          $0.17
                                                                           =========      =========      =========       =========

DILUTED WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                                           3,242,500      3,242,500      3,242,500       3,251,500
                                                                           =========      =========      =========       =========






   The accompanying notes are an integral part of these financial statements.

                                 QC OPTICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                  Nine Months Ended
                                                                           ------------------------------
                                                                                     September 30,
                                                                                 1999           1998
                                                                           ---------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                         ($755,105)      $556,038
      Adjustments to reconcile net income (loss) to net
       cash provided (used) by operating activities -
          Depreciation and amortization                                            67,410         70,110
          Changes in operating assets and liabilities -
             Accounts receivable                                                  549,373     (1,067,277)
             Inventory                                                            712,466         11,167
             Prepaid expenses and other assets                                     65,693         65,864
             Accounts payable                                                      (7,662)      (537,456)
             Accrued expenses and income taxes                                     56,019       (203,836)
             Customer deposits                                                    (28,990)      (539,662)
                                                                                ----------    -----------
             Total adjustments                                                  1,414,309     (2,201,090)
                                                                                ----------    -----------
             Net cash provided (used) by operating activities                     659,204     (1,645,052)
                                                                                ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                          (11,075)       (31,392)
                                                                                ----------     ----------
             Net cash used in investing activities                                (11,075)       (31,392)
                                                                                ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:                                                -             -
             Net cash used in financing activities                              ----------     ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              648,129     (1,676,444)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  3,313,889      3,766,534
                                                                                ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $3,962,018     $2,090,090
                                                                               ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
      Cash paid (refunded) for -
         Interest                                                                  $5,708         $7,697
                                                                                  =======        =======
         Income taxes                                                            ($42,151)      $241,385
                                                                                 =========       ========



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

2.  EARNINGS PER SHARE CALCULATION

         Basic EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated the same as basic except, if not antidultive, stock options are included using the treasury stock method to the extent that the average share trading price exceeds the exercise price. Shares used to calculate EPS were as follows:

                                                 Three Months Ended          Nine Months Ended
                                                   September 30,               September 30,
                                                  1999        1998            1999        1998
                                                  ----        ----            ----        ----
Basis weighted average shares outstanding      3,242,500    3,242,500      3,242,500    3,242,500
Incremental stock option shares                        0            0              0        9,000
                                               ---------    ---------      ---------    ---------
Diluted weighted average shares outstanding    3,242,500    3,242,500      3,242,500    3,251,500
                                               =========    =========      =========    =========

Basic and diluted EPS were equal for the three months and nine months ended September 30, 1999 and 1998; therefore, no reconciliation between basic and diluted EPS is required.

3.  INVENTORY

         Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following:

                                               September 30,        December 31,
                                                   1999                 1998
                                               ------------         ------------
    Raw materials and finished parts            $1,304,427           $1,815,183
    Work-in-process                              1,122,013            1,189,882
    Finished goods                                 593,228              727,069
                                                ----------           ----------
                                                $3,019,668           $3,732,134
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

         The Company has received an order from a leading factory automation supplier to manufacture an MTS, an automated mask transfer system, on an OEM basis. The photomask transfer system allows semiconductor manufacturers to standardize production in a single photomask cassette, and eliminates the damage often caused by manual handling of photomasks.

         The Company recently introduced its DISKAN(TM)-FA/ST disk inspection system. This system substantially extends the capabilities of the DISKAN family by offering higher sensitivity (0.16 microns) defect detection and increased discrimination features for nickel and glass substrates as well as finished media. This tool incorporates all of QCO's production- proven software features, including defect discrimination, edge delete, scratch recognition and autoscribe.

RESULTS OF OPERATIONS

     COMPARISON OF THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

         Net sales for the three months ended September 30, 1999 ("Interim 1999") was $1,857,386 compared to $2,683,529 for the three months ended September 30, 1998 ("Interim 1998"). The decrease resulted from lower system sales during Interim 1999. Historically, the Company has experienced significant quarterly fluctuations in operating results due to the relatively small number of high dollar volume sales in any quarter. Management expects these fluctuations to continue. As a result of the steep declines in capital expenditures in the computer hard disk industry, the Company expects that it will not achieve break-even results for the fourth quarter of 1999.

         Cost of sales for Interim 1999 was $811,614 compared to $1,260,223 for Interim 1998. Gross profit on sales for Interim 1999 was $1,045,772 (56% of sales) compared to $1,423,306 (53% of sales) for Interim 1998. The increase in gross profit percentage reflects improved manufacturing efficiencies.

         Selling, general and administrative expenses decreased to $659,745 for Interim 1999 from $720,559 for Interim 1998. The decrease of $60,814 (8%) was due primarily to reductions in personnel levels and travel costs as a result of our geographically distributed personnel.

         Engineering expenses for Interim 1999 of $253,557 decreased from $296,175 for Interim 1998. The decrease was due primarily to reductions in personnel levels.

         Interest income (net) was $44,997 for Interim 1999 compared to $34,370 for Interim 1998. This was due to the increase in average invested funds during Interim 1999 as compared to Interim 1998.

         As of September 30, 1999, the Company had completely reversed the tax benefit of $429,200 taken in the first quarter of 1999 based on management's current expectation of market conditions and an adjustment of the expected annual effective tax rate. The adjustment resulted in a $145,500 tax provision for Interim 1999 and an effective third quarter 1999 tax rate of 82%. In Interim 1998, the provision for income taxes amounted to $162,200, an effective tax rate of 37%.

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

         Net sales for the nine months ended September 30, 1999 was $4,348,616 compared to $8,860,319 for the nine months ended September 30, 1998. The decrease resulted from lower system sales during 1999.

         Cost of sales for the nine months ended September 30, 1999 was $2,232,907 compared to $4,598,088 for the nine months ended September 30, 1998. Gross profit on sales for the nine months ended September 30, 1999 was $2,115,709 (49% of sales) compared to $4,262,231 (48% of sales) for the nine months ended September 30, 1998.

         Selling, general and administrative expenses decreased to $2,194,231 for the first nine months of 1999 from $2,567,441 for the first nine months of 1998. The decrease of $373,210 (15%) was due to reductions in personnel levels and travel expenses.

         Engineering expenses for the first nine months of 1999 of $792,928 decreased from $969,119 the first nine months of 1998. The decrease was due to a decrease in personnel levels.

         Interest income (net) was $131,345 for the first nine months of 1999 compared to $150,067 for the first nine months of 1998. The decrease reflected a decrease in average invested funds during 1999.

         The Company has provided no tax benefit on its operating loss for the first nine months of 1999. The $15,000 tax provision is for state excise taxes. The tax provision for the first nine months of 1998 was $319,700, an effective tax rate of 37%.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the Company had cash and cash equivalents of $3,962,018 an increase of $648,129 from $3,313,889 at December 31, 1998. Working capital was $7,397,346 at September 30, 1999 as compared to $8,023,392 at December 31, 1998, a decrease of $626,046. Cash provided by operating activities was $659,204 during the nine months ended September 30, 1999 compared to $1,645,052 of cash used by operating activities for the same period in 1998 due to operating results, the timing of accounts receivable collections, payments of accounts payable and accrued expenses and receipt of customer advances.

         The Company has a revolving line of credit with Citizens Bank of Massachusetts (formerly, State Street Bank and Trust Company), which allows for maximum borrowings of $2,000,000 and requires monthly payment of interest on the outstanding balance to maturity on

June 30, 2000. Borrowings under the revolving line of credit agreement are limited to 80% of qualifying accounts receivable. Borrowings under the agreement bear interest at the bank's prime rate (8.25% at September 30, 1999). The terms of the loan agreement provide for: (i) the maintenance of certain specified financial ratios including a quick ratio and debt to equity ratio; (ii) a minimum earnings test; and (iii) other negative and affirmative covenants. This loan agreement also restricts certain transactions without the bank's prior written consent. At September 30, 1999, the Company had no borrowings outstanding under the revolving credit agreement and borrowing availability of approximately $1,058,000.

         Based on its current cash balances and anticipated results of operations, management believes that the Company has sufficient funds to meet its working capital requirements for the next 12 months. Thereafter, the Company anticipates that it could need additional financing to meet its current plans for expansion. No assurance can be given that additional financing will be successfully completed or that such financing will be available or, if available, be on terms favorable to the Company.

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

         Based on the Company's on-going review of its equipment in operation at customer sites, the Company believes that a number of its older systems that are no longer subject to the Company's warranty are not fully Year 2000 compliant. The Company has been and will continue to contact its customers and offer modifications to make such out-of-warranty systems Year 2000 compliant. The Company estimates that the costs incurred to remediate Year 2000 problems related to noncompliant products will not materially adversely affect its operations or financial condition.

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

FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements regarding anticipated results of operations, the cyclical nature of the computer hard disk industry, liquidity and other matters. These statements, in addition to statements made in conjunction with the words "anticipate," "expect," "believe," "intend," "seek," "estimate" and similar expressions, are forward-looking statements that are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to the following: business conditions and growth in certain market segments and the general economy; fluctuating operating results; new product development; the cyclical nature of the semiconductor and computer hard disk industries; the uncertainties concerning the Asian markets and currencies; the impact of competitive products and pricing; increased or continued market acceptance of the Company's products and proposed products; availability of raw materials; the loss of the services of one or more of the Company's key employees, dependence on few customers; the availability of additional capital to fund expansion on acceptable terms, if at all; and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

                           PART II - Other Information

ITEM 1. LEGAL PROCEEDINGS.   Not applicable

ITEM 2. CHANGES IN SECURITIES.   Not applicable

ITEM 3. DEFAULT UPON SENIOR SECURITIES.   None

ITEM 4. OTHER INFORMATION.   None

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K.

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

                                            QC OPTICS, INC.


Date:    November 11, 1999                 By:/s/ Eric T. Chase
                                           -------------------------------------
                                           Eric T. Chase
                                           Chief Executive Officer and President
                                           (Principal Executive Officer)


Date:    November 11, 1999                 By:/s/ Richard C. Allard
                                           -------------------------------------
                                           Richard C. Allard
                                           Vice President of Finance
                                           (Principal Financial Officer)