Form 10KSB
period 1999-12-31
QC OPTICS INC
filed 2000-03-30
CIK 1017641

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1999
                         Commission file number 1-12337

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
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB X .

         The issuer's net sales for the fiscal year ended December 31, 1999 were $5,350,247.

         The aggregate market value of the voting stock held by non-affiliates based upon the closing price for such stock on March 10, 2000 was approximately $8,536,674. As of March 10, 2000, 2,977,058 shares of Common Stock, $.01 par value per share, and 1,092,500 Redeemable Warrants, of the registrant were issued and outstanding.

                       Documents Incorporated By Reference

         Portions of the Definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1999, to be filed pursuant to Regulation 14A (the "Proxy Statement"), are incorporated by reference in Part III of this Form 10-KSB.

         Transitional Small Business Disclosure Format (check one):

                           Yes                    No  X
                              -----                 -----

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         This report contains forward-looking statements regarding anticipated increases in revenues, marketing of products and proposed products, liquidity, downturns in the computer hard disk industry, product performance, patents, patent applications, competition, adequacy of the Company's facilities and other matters. These statements, in addition to statements made in conjunction with the words "anticipate," "expect," "intend," "believe," "seek," "estimate" and similar expressions are forward-looking statements that are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to the following: business conditions and growth in certain market segments and the general economy; fluctuating operating results; new product development; the cyclical nature of the semiconductor and computer hard disk industries; an increase in competition; increased or continued market acceptance of the Company's products and proposed products; the loss of the services of one or more of the Company's key employees; the uncertainty that existing patents will be valid, if challenged, and that any additional patents will be issued or that the scope of any patent protection will exclude competitors; dependence on few customers; the availability of additional capital to fund expansion on acceptable terms, if at all; and other risks and uncertainties indicated from time to time in the our filings with the Securities and Exchange Commission. See also "Factors That May Affect Future Results."

         GENERAL

         We design, manufacture and market laser-based defect detection systems primarily for the semiconductor and computer hard disk markets. We use our patented and other proprietary technology in lasers and optical systems that scan a computer hard disk or photomask for defects or contamination. Our systems combine automatic handling, clean room capability and computer control with reliable laser based technology. We believe that these features enable us to maintain a strong presence in the United States in the semiconductor and computer hard disk inspection industries where high quality inspection capabilities are required. Our customers include many of the world's largest leading semiconductor and computer hard disk manufacturers. Currently, we have over 350 systems installed in 17 countries.

         Our systems, such as the QCO-4000(TM) and DISKAN-9000(TM), are designed to fit into our customers' production line virtually eliminating the need for special handling or special production procedures while performing 100% inspection throughout the process. In addition, these systems sort out fatal defects on disks and pelliclized photomasks before they cause manufacturing yield or other quality problems. As more manufacturers of computer hard disks move toward total inspection protocols versus statistical sampling, potential demand for our products that inspect computer hard disks increases. We are also working on research and development for a new higher sensitivity photomask inspection system, which we expect to release as a product during 2000.

         QC Optics, Inc. (the "Company") was formed in 1986 as a Delaware corporation to acquire the assets of a division of GCA Corporation. In early 1996, management of the Company exercised an option granted in 1995 to acquire a 62.2% equity interest through a management buyout with bank supplied debt financing personally guaranteed by the Company's senior management. In October 1996, the Company completed its initial public offering through the sale of Common Stock and Redeemable Warrants and received net proceeds of approximately $5,000,000.

         Our principal offices and manufacturing facilities are based in Wilmington, Massachusetts. We also maintain regional sales or service personnel in Florida and California. We currently have approximately 42 employees and have manufacturer representatives in Europe and Asia and distributors in Asia.

MARKETS

         We currently serve primarily two markets with our inspection systems: semiconductors and computer hard disks. In addition, we plan to continue to develop additional products, based on our existing patented and proprietary technologies, to further develop laser-based inspection systems.

         Our core technology inspects by illuminating critical surfaces and then examining and analyzing light reflected from the surface. This analysis allows the end user to analyze and determine the type of defect on the surface. Lasers are used to provide the stable, high-intensity light source needed for these inspection processes. Certain ultraviolet light lasers are used to detect smaller defects. The angular distribution and the intensity of the reflected and scattered light from the surface provide a "fingerprint" of the surface and defects. This information passes through analog and digital signal processes and is then analyzed using our proprietary software.

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

         In the  1990's,  a number of  advancements  in  photomask  design  have allowed manufacturers to manufacture integrated circuits with increasingly smaller linewidths. These linewidths are now as low as 0.18 micrometers and less. In the late 1980's and early 1990's, the development of a number of technologies allowed photomasks to be used much more efficiently. During this period, the demand for photomask inspection equipment was less than the increased demand for semiconductors as more advanced photomask technologies, such as computer-automated design equipment and pellicles, were utilized. Pellicles are a thin transparent membrane suspended over the photomask surface on a frame mounted to the photomask. The pellicle increases semiconductor manufacturing yields by preventing airborne particles from falling onto the surface of the photomask and printing as defects on the wafer. Since their introduction in the early 1980's, pellicles have significantly reduced the need to clean photomasks during production, thus substantially extending the life of a photomask. Accordingly, the introduction of pellicles significantly reduced the number of photomasks required in high volume semiconductor device manufacturing.

         We believe that the increased complexity in semiconductor devices will contribute to high demand for complex photomasks and for increased sophistication in photomask inspection equipment. As semiconductors become more and more complex, the potential for defects in photomasks has increased.
Similarly, demand for inspection of photomasks has increased to improve manufacturing yields by identifying defects or contaminations in photomasks as early as possible. Quickly attaining and then maintaining high yields is one of the most important determinants of profitability in the semiconductor industry. We believe that our customers typically experience rapid paybacks on their investments in our inspection systems. Semiconductor factories are increasingly expensive to build and equip. Yield management and monitoring systems, which typically represent a small percentage of the total investment required to build and equip a fabrication facility, enable integrated circuit manufacturers to leverage these expensive facilities and improve their returns on investment. In addition to utilizing state-of-the-art inspection systems on a statistical basis to improve manufacturing yields, semiconductor manufacturers increasingly demand the ability to inspect photomasks during the manufacturing process to provide real time inspection capability. In-process inspection is a critical yield enhancement and cost reduction technique because it allows defect detection in real-time rather than waiting until after final test results become available to discover problems that have a significant negative impact on yield.

         The overall semiconductor industry has been and could continue to be cyclical with periods of oversupply. Our ability to reduce expenses in response to any such downturn is limited by our needs for continued research and development and for customer service and support. Previous downturns in capital investment by the semiconductor fabrication industry have materially affected our operating results and other businesses in the semiconductor capital equipment industry and future downturns may have similar adverse effects. Demand for laser inspection equipment typically lags demand for production equipment. We anticipate increased demand for our semiconductor products in the second half of 2000.

COMPUTER HARD DISK INSPECTION

         Computer hard disk manufacturers use advanced deposition processes to produce thin film disks. Typically, an aluminum substrate is nickel plated and then precision polished to provide the extremely smooth and flat surface required for the recording head to "fly" over the disk in the disk drive. Other substrates, such as glass, are gaining market share, and the DISKAN(TM) product series is generally compatible with these alternative substrate materials. The substrate is then commonly textured (portions of the disk are modified to slightly roughen the surface, to prevent the recording head from sticking to the surface of the disk). Thin films of magnetic material and a protective overcoat are then deposited onto the surface of the disk. Prior to shipment the disks are checked for quality, most commonly by visual and electronic tests. Our computer hard disk inspection systems have been utilized for over 15 years for inspecting disks throughout the manufacturing process to identify conditions outside set control ranges by inspecting a small sample of the total production volume. Any defect or contaminant on the disk increases the risk that information cannot be properly stored. As storage densities have increased, the size of defects that affect data storage has decreased, and computer hard disk manufacturers have begun to find it cost effective to move from inspecting a sample of their production volume to inspecting close to 100% of their products. This transition to 100% inspection increases the potential market for computer hard disk inspection equipment. Over 80 of our installed systems are used for 100% inspection.

         The overall computer hard disk drive industry has been and could continue to be cyclical with periods of oversupply. Our ability to reduce expenses in response to this downturn is limited by our needs for continued research and development and for customer service and support. Previous downturns in capital investment by the computer hard disk industry have materially affected our operating results and other businesses in the computer hard disk industry and future downturns may have similar adverse effects.

         The computer hard disk industry is currently in a severe downturn, which has lead to large reductions in capital expenditures. Technological advances in data storage density have reduced the average number of disks per drive, and unit volume increases in disk drives have not kept pace with these disks per drive reductions. As a result, the unit volume of disks has decreased.

An over capacity of disk production factories has led to a precipitous decline in capital equipment expenditures in the industry. As industry consolidation and increased demand for disk drives bring supply and demand into balance, capital expenditures will resume. We believe that in the long-term the computer hard disk industry will grow. New applications, such as storage for personal video recorders ("PVR") ought to increase demand for disk storage.

STRATEGY

         Our goal is to maintain a leadership position in the photomask and computer hard disk inspection system markets and use our patented and proprietary technology to pursue other opportunities in high performance inspection systems. We intend to achieve this goal through the implementation of the following strategies:

     * EXPAND MARKETING EFFORTS FOR EXISTING PRODUCTS. We have extended our sales, service and marketing activities in Europe and Asia, where we believe long-term market demand exists for state-of-the-art inspection systems in photomasks and computer hard disks. In the computer hard disk market, we intend to continue to market our computer hard disk inspection systems for 100% production line inspection versus statistical sampling inspection, and to penetrate additional inspection points in the manufacturing process.

     * MAINTAIN TECHNOLOGY LEADERSHIP POSITION. To maintain technology leadership, we intend to continue to make investments in engineering programs and to work closely with our major customers, several of which are leading suppliers of semiconductors and computer hard disks.

     * BROADEN PRODUCT OFFERINGS THROUGH ACQUISITIONS. Although no assurance can be given that we will complete any acquisition, we plan to expand our activities in related markets. There are a number of smaller companies that have technology, manufacturing and market links with our existing businesses.

     * PROVIDE BROAD RANGE OF PHOTOMASK INSPECTION SOLUTIONS. We provide a broad range of technical solutions, leveraged off of existing technologies, with different performance characteristics. Certain of our inspection systems currently address less complex photomask designs while new products, such as the QCO-4000(TM), are designed to address the most sophisticated photomasks currently used. We are currently working on research and development for a new higher sensitivity photomask inspection system, which we expect to release as a new product during 2000.

     *         PROVIDE BROAD RANGE OF COMPUTER HARD DISK  INSPECTION  SOLUTIONS.
               Our strategy is to expand and improve our product offerings by strengthening our current technologies to provide 100% inspection tools such as the DISKAN-9000(TM) as well as failure analysis tools, such as the DISKAN-FA-ST(TM) introduced in the third quarter of 1999.

     * LEVERAGE INSTALLED BASE. In marketing new products to existing customers, we intend to leverage our existing customer base to upgrade the over 350 of our systems currently in the field with new product offerings. Many of our products are built with modular systems that are designed to facilitate future enhancements, as well as new system software.

     * EXPAND CUSTOMER SUPPORT SERVICES. We currently provide local support and service with personnel located in California and Florida in addition to our principal engineering services at our Wilmington, Massachusetts headquarters. We also have factory trained service representatives in the UK, France, Japan, Korea, Taiwan, Malaysia and Thailand. We intend to expand the number of customer support sites in both the United States and overseas to help facilitate customer support as well as support future sales opportunities.

PRODUCTS AND SERVICES

         Our current products consist of photomask and computer hard disk inspection systems. Our systems are designed to provide a low cost of ownership through high performance, reliability and integration into the manufacturing process. We utilize a number of different forms of lasers in our laser- based inspection systems, allowing us to cover a broad range of technical requirements and cost sensitivities for our customers.

         Many of our newer systems are designed to fit into our customer's production lines, virtually eliminating the need for special handling or production procedures while performing 100% inspection throughout the process. Our systems sort out fatal defects on disks and pelliclized photomasks before they become manufacturing yield or other quality problems. All of our systems have the sensitivity to detect defects or contamination down to less than 0.25 micrometers. The DISKAN-9000(TM) provides computer hard disk manufacturers with the capability to inspect 100% of their production volume. Compared to our previous equipment, the DISKAN-9000(TM) provides more than 70% higher throughput and a 30% reduction in footprint. We are also working on research and development for a new higher sensitivity photomask inspection system, which we expect to release as a new product during 2000.

         The following is a list of some of our products:

         QCO-4000(TM): The QCO-4000(TM) represents what we believe is a state-of-the-art system for inspecting pelliclized photomasks. Defects on complex, small featured photomasks are non-destructively detected and characterized with a sensitivity down to 0.25 micrometers, using the latest technologies in ultraviolet argon ion laser optics and innovative signal processing. The QCO-4000(TM) is capable of inspecting all four critical surfaces of the photomask, which are the front and back pellicles and the front and back of the photomask. The QCO-4000(TM) also provides for inspection both on a sampling basis as well as 100% inspection. This allows the system to be extremely versatile for needs ranging from incoming inspection to complete process characterization and documentation. Utilizing advanced systems control technology, the operator has complete control over all system operations and decisions. Computers incorporated in the product and several communication ports allow the QCO-4000(TM) to be easily integrated into the manufacturing process, manufacturing resource planning ("MRP") and similar systems.

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

         DISKAN(TM) SERIES: These are computer hard disk inspection systems that are equipped with integrated automatic handling or external handling systems. DISKAN-9000(TM) is configured to provide the customer with the ability to inspect 100% of their production and has 70% higher throughput with a 30% smaller footprint than our previous systems. In addition, we offer the DISKAN-FA-1(TM), which incorporates multiple cassette-to-cassette automatic handling, and is used to inspect a sample of the customer's total production for process control. The DISKAN-FA-2(TM), where disks are loaded from a single cassette into the system, is used for failure analysis, process development and process control. The DISKAN-FA-ST(TM), is used for failure analysis and is optimized for glass substrates.


PRODUCTS UNDER DEVELOPMENT

         Our product development strategy is to make continuous improvements to our existing product line by relying on our proprietary technologies and to expand prior development efforts in applications related to the markets we serve. We currently have an engineering and product development staff of 15 individuals who assist our customers in integrating our products into the customer's work environment. This work provides us an opportunity to keep abreast of new market opportunities for our technologies.

         Currently we are working on product enhancements to both our QCO photomask and DISKAN(TM) product lines. During 1999, we introduced a new disk failure analysis tool, the DISKAN-FA-ST(TM), with capabilities to inspect computer hard disks that target new inspection points in the manufacturing process. If the new inspection points prove to be economically justified for 100% inspection, it would further increase the market potential for the DISKAN(TM) product series. This system provides even higher sensitivities in measurements and is optimized for glass substrates. We expect that these new systems will significantly improve the cost effectiveness of the equipment for 100% inspection of the customers' production. We plan to introduce a next generation photomask inspection tool in 2000, with improved sensitivity to support future generation (0.15 micrometer and below design rule) photomasks. In addition, we are developing photomask handling systems, which will be sold to a leading factory automation company on an OEM basis.

         Our success in developing and selling new and enhanced products depends upon a variety of factors, including accurate prediction of future customer requirements, introduction of new products on schedule, cost-effective manufacturing and product performance in the field. Our new product decisions and development commitments must anticipate the equipment needed to satisfy the requirements for inspection processes one or more years in advance of sales. Any failure to accurately predict customer requirements and to develop new generations of products to meet those requirements would have a sustained material adverse effect on our business, financial condition and results of operations. New product transitions could adversely affect sales of existing systems, and product introductions could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products or enhancements of existing products fluctuate.

CUSTOMER SERVICE AND SUPPORT

         In addition to selling and installing standard products and providing support services, we provide individualized engineering services for customers as well as technical support worldwide. Our service and support personnel also advise customers about product applications, provide customer training, coordinate upgrades, manage spare parts and provide preventative maintenance.

         Our warranty obligations for our systems generally cover a 12-month period. However, many customers request service and support beyond the warranty period. Generally, we have historically derived less than 10% of our revenues from annual service and maintenance for our installed base of systems. Some of our systems are currently serviced under service contracts and other customers purchase repairs on a labor and materials basis. Service revenues for the fiscal year ended December 31, 1999 were $842,341 compared to $879,874 for the fiscal year ended December 31, 1998. Historically, warranty expenses have been consistent with established allowances.

CUSTOMERS

         Our customers include semiconductor and other device fabricators, photomask fabricators and their suppliers and computer hard disk manufacturers. Repeat sales to existing customers represent a significant portion of our product revenues, and we believe that our installed base of over 350 systems represents a significant competitive advantage, particularly in the United States.

         Historically, we have sold a significant proportion of our systems to a limited number of customers as the markets that we participate in are primarily dominated by a few major companies. Approximately 95% of net sales in Fiscal 1999 and Fiscal 1998 were to the ten largest customers in each fiscal year. Sales to the largest customer accounted for approximately 65% of net sales during Fiscal 1999. The failure to replace sales with sales to other customers in succeeding periods would have a material adverse effect on our business, financial condition and results of operations. We expect that sales to relatively few customers will continue to account for a high percentage of our revenues in any accounting period in the foreseeable future. A reduction in orders from any such customer, the cancellation of any significant order or the inability of a customer to pay invoices when due could have a material adverse effect on our business, financial condition and results of operations. None of our customers has entered into a long-term agreement requiring it to purchase our products.

         Due to the substantial purchase price for our products and systems, revenues and operating results may vary significantly from quarter to quarter depending upon the timing of orders and shipments.

SALES AND MARKETING

         We market and distribute our products directly in the United States. We maintain sales and service offices in Wilmington, Massachusetts and Santa Clara, California, and service personnel in Florida. We also sell through manufacturer's representatives, distributors and directly to certain customers internationally.

         Due to the significant involvement required to purchase our systems and their highly technical nature, the sales process is often complex, requiring interaction with several levels of the customer's organization and extensive technical exchanges, product demonstrations and commercial negotiations. As a result, the sales cycle can often be quite long. Purchase decisions are typically made at a high level within the customer's organization and the sales process often requires broad participation across our organization. Accordingly, our systems typically have a lengthy sales cycle during which we may expend substantial funds and management time and effort with no assurance that a sale will result.

ENGINEERING AND PRODUCT DEVELOPMENT

         We direct our engineering and design efforts at products for which we believe there is growing market demand. In particular, we seek to meet the requirements of our customers for products aimed at emerging applications in the semiconductor and computer hard disk inspection markets by applying the latest available technology and the design and engineering know-how gained from our focus on these markets. For many of our customers, we provide engineering and design support to help integrate our products into production environments. By working closely with these customers, we are exposed to new market opportunities for our products.

         We employed 13 individuals in engineering as of March 27, 2000. During Fiscal 1999 and Fiscal 1998, our engineering expenses totaled approximately 19% and 12% of net sales or $1,013,000 and $1,196,000 respectively. This investment in our product line enables us to meet customer requirements in the future. We expense all software development costs as incurred.

         Our business strategy includes investing in or acquiring companies which offer us access to complementary technologies and new markets.

COMPETITION

         The markets we compete in are highly competitive and are characterized by rapid technological change, evolving industry standards, rapid product obsolescence and intense competition. Competitors in the semiconductor photomask inspection market include Hitachi, Horiba, KLA Instruments and Nikon. In the computer hard disk inspection market competitors include Brown & Sharpe Manufacturing Company, Hitachi, Phase Metrics and System Seiko. Based on the number of installations, we believe we are a leading supplier of semiconductor photomask soft defect inspection systems and computer hard disk inspection systems in the United States. We compete based on our installed base of customers, engineering and service capabilities, breadth of products, patents and proprietary information and reputation. Many of our competitors and potential competitors have greater financial, marketing and technological resources than us. No assurance can be given that companies with complementary technologies and greater financial resources will not enter these industries and develop products that are superior to our products or achieve market acceptance.

         A substantial investment is required by customers to install and integrate capital equipment into a production line. As a result, once a manufacturer has selected a particular vendor's capital equipment, we believe that the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, if a particular customer selects a competitor's capital equipment, we expect to experience difficulty in selling to that customer for a significant period of time.

         We expect competition to continue in the future from existing competitors and from other companies that may enter our existing or future markets with similar or alternative solutions that may be less costly or provide additional features. We believe that our ability to compete successfully depends on a number of factors, which include product quality and performance, order turnaround, the provision of competitive design capabilities, success in developing new applications, adequate manufacturing capacity, efficiency of production, timing of new product introductions by us, our customers and our competitors, the number and nature of our competitors in a given market, price and general market and economic conditions. In addition, increased competitive pressure may lead to intensified price competition, resulting in lower prices and gross margins, which could materially adversely affect our business and results of operations. No assurance can be given that we will compete successfully in the future or that we will be able to make the technological advances necessary to remain competitive.

         Changes in manufacturing processes could also have a materially adverse effect on our business, financial condition and results of operations. We anticipate continued changes in semiconductor and computer hard disk technologies and processes. No assurance can be given that we will be able to develop, manufacture and sell products that respond adequately to such changes.

BACKLOG

         Our backlog for products and services was approximately $507,000 at December 31, 1999, compared to approximately $258,000 at December 31, 1998. We define backlog to include only those systems, accessories and upgrades with respect to which a purchase order has been received and a delivery schedule has been specified for shipment over the next twelve (12) months, and contracts for services to be provided for longer periods up to 36 months. Cancellations of product purchase orders are sometimes subject to cancellation charges. Although a significant indicator of business levels, backlog is not necessarily representative of future sales.

MANUFACTURING

         Our manufacturing activities consist of final assembly of subassemblies, which are then integrated into finished systems and tested for compliance with customer requirements. We believe that production lead time, product quality and customer response are key elements to our success.

         Although we manufacture some of the subassemblies used in our systems, most are purchased from unaffiliated subcontractors, typically to our specifications. None of our suppliers are obligated to provide us with any specific quantity of components or subassemblies over any specific period. Certain of the components and subassemblies included in our products are obtained from a limited group of suppliers. In addition, because we believe that subsystem vendors have increased their manufacturing expertise, we expect to continue to obtain virtually all of our components and subassemblies from third parties in order to devote our resources toward systems design, software development and systems integration, our primary areas of competence. Our reliance on a limited group of suppliers involves several risks, including the potential inability to obtain an adequate supply of components and reduced control over pricing and delivery time. To date, we have generally been able to obtain adequate and timely delivery of critical subassemblies and components, although we have experienced occasional delays. Because the manufacture of these components and subassemblies is very complex and requires long lead times, and although alternative sources are available, such sources may not be readily available. As a result, no assurance can be given that delays or shortages caused by suppliers will not occur in the future. Any disruption of our supply of critical components and subassemblies could prevent us from meeting our manufacturing schedules, which could damage relationships with customers and would have a material adverse effect on our business, financial condition and results of operations.

         Our ability to increase our manufacturing capacity in response to an increase in demand is limited given the complexity of the manufacturing process, the lengthy lead times necessary to obtain critical components and the need for highly skilled personnel. Our failure to keep pace with customer demand would lead to further extensions of delivery times, which could deter customers from placing additional orders, and could adversely affect product quality. No assurance can be given that we will be successful in increasing our manufacturing capacity.

GOVERNMENTAL REGULATIONS AND INDUSTRY STANDARDS

         Our products and worldwide operations are subject to numerous governmental regulations designed to protect the health and safety of operators of manufacturing equipment. In particular, the European Union ("EU") has issued regulations relating to electromagnetic fields, electrical power and human exposure to laser radiation. In addition, numerous domestic semiconductor manufacturers including certain of our customers, have subscribed to voluntary health and safety standards and decline to purchase equipment not meeting such standards. We believe that our products currently comply with all applicable material governmental health and safety regulations, including those of the EU, and with the voluntary industry standards currently in effect.

PROTECTION OF PROPRIETARY  INFORMATION

         We own 13 United States patents. Several of the issued patents are also issued in Japan, Europe and Canada and there is one or more patent applications pending in Europe and Japan. Most of the issued patents relate to advanced inspection measurement techniques. The issued United States patents expire from 2000 to 2015. We also have three registered trademarks in the United States that are due for renewal in 2008 and 2009.

         Our products require technical know-how to engineer and manufacture and are based, in part, upon proprietary technology. To the extent proprietary technology is involved, we rely on patents and trade secrets that we seek to protect, in part, through confidentiality agreements. No assurance can be given that such agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known to, or independently developed by, our existing or potential competitors. We may be involved from time to time in litigation to determine the enforceability, scope and validity of our rights. No assurance can be given that our products will not infringe any patents of others. Litigation could result in substantial cost to us and diversion of effort by our management and technical personnel.

EMPLOYEES

         As of March 27, 2000, we had 42 full-time employees, of whom 9 were in sales, marketing and service, 13 were in engineering, 8 were in administration and 12 were in manufacturing.

         None of our employees is represented by a labor union. We consider our relationships with our employees to be satisfactory. Our financial performance will depend significantly upon the continued contributions of our officers and key management, technical, sales and support personnel, many of whom would be difficult to replace. No assurance can be given that we will be successful in attracting or retaining qualified personnel.

ITEM 2.           FACILITIES

         We occupy approximately 25,000 square feet of subleased space in Wilmington, Massachusetts for our principal executive offices, research and development and manufacturing operations. These premises are subleased from Aurora Imaging Technology, Inc. (formerly Advanced NMR Systems, Inc.). The current base rent for this facility is approximately $16,270 per month plus utility charges. This sublease expires on May 1, 2001.

            We maintain a technical center and sales office in an approximately 1,500 square foot facility in Santa Clara, California, leased from Koll/Intereal Bay Area. The base rent of this facility is $2,652 per month plus certain expenses related to the facility. This lease expires on November 30, 2001. We believe that our facilities for our technical center and sales office are adequate for our current needs.

         Although no assurance can be given, we believe that adequate facilities for expansion, if required, are available at competitive rates. Although we have no present plans to acquire additional research and development, manufacturing or shipping facilities, we may in the future seek to establish additional research and development, manufacturing or shipping facilities as a result of our anticipated growth or acquisitions.

ITEM 3.           LEGAL PROCEEDINGS.

         In February 2000, we settled the previously reported litigation with K. Andrew Bernal. Mr. Bernal's suit against us has been dismissed with prejudice, and the 314,754 shares of Common Stock beneficially owned by Mr. Bernal were repurchased by us and are now classified as treasury shares. The settlement will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 1999 through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S  COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

         Our Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "OPC." On March 10, 2000, the closing price of the Company's Common Stock as reported on the AMEX was $6.69. Our Redeemable Warrants are traded on AMEX under the symbol "OPC+." On March 10, 2000, the closing price of the Company's Redeemable Warrants as reported on the AMEX was $1.125.

         As of March 10, 2000, there were approximately 34 holders of record of the Company's Common Stock and approximately 33 holders of record of our Redeemable Warrants. We believe that there are over 500 beneficial owners of our Common Stock and over 500 beneficial owners of our Redeemable Warrants.

         For the periods indicated, the following table sets forth the range of high and low sale prices for our Common Stock and Redeemable Warrants as reported by AMEX.

                                                                   Redeemable
                                             Common Stock           Warrants
                                            High       Low       High       Low
 1998

 First Quarter                              $5.125    $3.375     $1.00     $.375
 Second Quarter                             $4.875    $2.375     $.938     $.25
 Third Quarter                              $2.625    $1.50      $.50      $.25
 Fourth Quarter                             $1.875    $1.188     $.313     $.125

 1999

 First Quarter                              $2.25     $1.063     $.563     $.125
 Second Quarter                             $1.50     $.875      $.250     $.125
 Third Quarter                              $1.375    $.75       $.250     $.063
 Fourth Quarter                             $1.50     $.75       $.188     $.031

 2000

 First Quarter (through March 10, 2000)     $11.50    $1.063     $3.00     $.031


         We have not paid cash dividends on our Common Stock since inception and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We currently intend to reinvest earnings, if any, in the development and expansion of our business. Any future determination with respect to the payment of dividends will be subject to the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial position, general economic conditions and other pertinent factors. Our agreement with our primary bank lender prohibits the payment of dividends without the bank's prior written consent.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 ("FISCAL 1999") COMPARED TO YEAR ENDED DECEMBER 31, 1998 ("FISCAL 1998").

         We have been adversely affected by a general slowdown in capital equipment spending in the computer disk drive industry as evidenced by the low $507,000 customer order backlog at December 31, 1999.

         Net sales for Fiscal 1999 were $5,350,247 compared to net sales of $9,909,876 for Fiscal 1998, a decrease of 46%. Historically, we have experienced significant fluctuations in operating results due to the relatively small number of high dollar volume sales in any year. We expect these fluctuations to continue. As a result of the steep declines in capital expenditures in the computer hard disk industry, we expect that we will not achieve break-even results for the first quarter of 2000.

         The Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition including both broad conceptual discussion as well as certain industry-specific guidance. We are in the process of accumulating the information necessary to quantify the potential impact of this new guidance, if any.

         The gross margin remained the same as a result of cost reductions and changes in the mix of product sales. Cost of sales for Fiscal 1999 was $2,846,949 as compared to $5,248,844 for Fiscal 1998. Gross profit for Fiscal 1999 was $2,503,298 (47% of net sales) as contrasted to $4,661,032 (47% of net sales) in Fiscal 1998, a decrease of 46.3%. The decrease in gross profit was due primarily to lower system sales in 1999.

         Selling, general and administrative expenses decreased to $2,860,512 for Fiscal 1999 as compared to $3,315,869 in Fiscal 1998. This decrease of 13.7% was due primarily to decreased travel and staffing costs in 1999.

         Engineering expenses as a percentage of sales increased from 12% to 19% in Fiscal 1999. The $183,881 decrease in engineering expenses from Fiscal 1998 to Fiscal 1999 resulted primarily from decreases in staffing and travel expenses. Research and development costs, which are included in engineering expenses, remained relatively constant at approximately $443,000 for Fiscal 1999 and $415,000 for Fiscal 1998.

         Fiscal 1999 pretax losses of $1,186,322 compare unfavorably to Fiscal 1998 pretax income of $329,883. The decrease reflects the decrease in gross profit offset somewhat by smaller decreases in operating expenses.

         The provision for income taxes for Fiscal 1999 was $15,000 (an effective rate of 1.3%) compared to $118,800 (an effective rate of 36.0%) for Fiscal 1998. The lower tax rate relates to not benefiting operating losses in Fiscal 1999 due to the uncertainty surrounding the ability to utilize such losses in the future.

         Net loss was $1,201,322 for Fiscal 1999 as compared to net income of $211,083 for Fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, we had cash and cash equivalents of $3,844,168, an increase of $530,279 from $3,313,889 at December 31, 1998. Working capital was $7,147,446 at December 31, 1999 as compared to $8,023,392 at December 31, 1998, a decrease of $875,946. Cash provided by operating activities was $541,354 in 1999 compared to cash used by operating activities of $421,793 in 1998.

         We have a revolving line of credit with Citizens Bank (formerly State Street Bank and Trust Company). At December 31, 1999, we had no borrowings outstanding under the revolving credit agreement and availability of approximately $573,000. The revolving line of credit agreement was amended on June 29, 1998 and allows for maximum borrowings of $2,000,000 and requires monthly payment of interest on the outstanding balance to maturity on June 30, 2000. Borrowings under the revolving line of credit agreement are limited to 80% of qualifying accounts receivable. Borrowings under the agreement bear interest at the bank's prime rate (8.5% at December 31, 1999). The terms of the loan agreement provide for the maintenance of certain specified financial ratios including the quick ratio and debt to equity, minimum earnings tests and other negative and affirmative covenants and restricts certain transactions without the bank's prior written consent. As of December 31, 1999, we were in default of the minimum earnings covenant, but obtained a waiver of compliance from our bank.

         Based on our current cash balances, current bank credit facilities and anticipated results of operations, we believe that we have sufficient funds to meet our working capital requirements for the next twelve months. Thereafter, we anticipate that we could need additional financing to meet our current plans for expansion and working capital needs. No assurance can be given of our ability to obtain financing on favorable terms, if at all. If we are unable to obtain additional financing, our ability to meet our current plan for expansion and working capital needs could be materially adversely affected.

INFLATION

         To date, inflation has not had a material effect on our business.

YEAR 2000 DISCLOSURE

         We have not experienced any Year 2000 problems, and we are not aware of any situations of noncompliance that would have a material adverse effect on our operations or financial condition. Year 2000 costs were not material for Fiscal 1999. No assurance can be given that instances of noncompliance which could have a material adverse effect on our operations or financial condition will be identified; that the systems of other companies with which we transact business will be corrected on a timely basis; that a failure by such entities to correct a Year 2000 problem or a conversion which is incompatible with our systems would not have a material adverse effect on our operations or financial condition; or that even if all planned actions are completed, we will not experience some adverse effects from Year 2000 related issues.

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

         DEPENDENCE ON CYCLICAL INDUSTRIES. Our business is significantly dependent on capital expenditures by semiconductor and computer hard disk manufacturers. The semiconductor and computer hard disk industries are cyclical and have historically experienced periodic downturns, which have had a severe effect on the demand for capital equipment. Prior semiconductor and computer hard disk industry downturns and construction of excess capacity by the industry have adversely affected our revenues, gross margin and net income and have also adversely affected the market price for our Common Stock. Moreover, the overall computer industry has been and is likely to continue to be cyclical with periods of oversupply. Recently, computer hard disk manufacturers have experienced excess capacity and poor operating results and, as a result, our sales to computer hard disk customers were substantially weaker in 1999 compared to 1998 and 1997. Our ability to reduce expenses in response to any such downturn is limited by our need for continued investment in research and development and in customer service and support. A downturn in demand for semiconductor and computer hard disk equipment would have a material adverse effect on our business, financial condition and results of operations.

         FLUCTUATIONS IN OPERATING RESULTS. We derive most of our annual revenues from a relatively small number of sales of products, systems and upgrades. As a result, any delay in the recognition of revenue for single products, systems or upgrades would have a material adverse effect on our results of operations for a given accounting period. In addition, some of our net sales have been realized near the end of a quarter. Accordingly, a delay in a shipment scheduled to occur near the end of a particular quarter could materially adversely affect our results of operations for that quarter.

         Our operating results have historically been subject to significant quarterly and annual fluctuations. We believe that our operating results will continue to fluctuate on a quarterly and annual basis due to a variety of factors, including but not limited to the cyclical nature of the industries served by our inspection products, patterns of capital spending by customers, the timing of significant orders, order cancellations and shipment rescheduling, market acceptance of our products, fluctuations in the grant and funding of development contracts, consolidation of customers, unanticipated delays in design, engineering or production or in customer acceptance of product shipments, changes in pricing by us or our competitors, the timing of product announcements or introductions by us or our competitors, the mix of systems sold, the relative proportions of product revenues and service revenues, the timing of payments of sales commissions, the availability of components and subassemblies, changes in product development costs, expenses associated with acquisitions and exchange rate fluctuations. Over the years, our gross margin has fluctuated and we anticipate that our gross margin will continue to fluctuate. We cannot predict the impact of these and other factors on our financial performance in any future period.

         CUSTOMER CONCENTRATION AND CREDIT RISK. Relatively few customers account for a substantial portion of our revenues. Sales to our ten largest customers accounted for approximately 95% of net sales for each of the years ended December 31, 1998 and December 31, 1999. Sales to the largest customer accounted for approximately 55% and 65% of net sales for the years ended December 31, 1998 and December 31, 1999, respectively. The failure to replace sales with sales to other customers in succeeding periods would have a material adverse effect on our business, financial condition and results of operations. We expect that sales to relatively few customers will continue to account for a high percentage of our revenues in any accounting period in the foreseeable future. A reduction in orders from any such customer, the cancellation of any significant order or the inability of a customer to pay invoices when due could have a material adverse effect on our business, financial condition and results of operations. Several companies including our customers in the computer hard disk industry have been adversely effected by the general slowdown in the disk industry and are in poor financial condition, and may represent credit risks. None of our customers has entered into a long-term agreement requiring it to purchase our products.

         NEW PRODUCTS AND TECHNOLOGICAL CHANGE. The semiconductor and computer hard disk industries, in general, are characterized by rapid technological advances, changing customer requirements, evolving industry standards and frequent new product introductions and enhancements. We believe that these trends will continue into the foreseeable future. Our success will depend upon our ability to enhance our existing products and to develop new products to meet customer requirements and to achieve market acceptance. There can be no assurance that we will be successful in introducing products or product enhancements on a timely basis, if at all, or that we will be able to market successfully these products and product enhancements once developed. Further, there can be no assurance that our products will not be rendered obsolete by new industry standards or changing technology.

         HIGHLY COMPETITIVE INDUSTRIES. The markets for our products are highly competitive and are subject to rapid technological change, evolving industry standards, rapid product obsolescence and intense competition. Competitors in the semiconductor photomask inspection market include Hitachi, Horiba, KLA Instruments and Nikon. In the computer hard disk inspection market competitors include Brown & Sharpe Manufacturing Company, Hitachi, Phase Metrics and System Seiko. A number of our current and potential competitors have substantially greater resources than we do. There can be no assurance that we will be successful in selling our products to end users, regardless of the performance or the price of our products. Competitors may develop superior products or products of similar quality at the same or lower prices. Other technical innovations may impair our ability to market our products. There can be no assurance that we will be able to compete successfully.

         PATENTS AND PROPRIETARY INFORMATION. We attempt to protect our proprietary technology through patents, copyrights, trademarks and trade secrets. No assurance can be given as to the issuance of additional patents or, if so issued, as to their scope and validity. Patents granted may not provide meaningful protection from competitors. Even if a competitor's products were to infringe patents owned by us, it would be costly for us to enforce our rights in an infringement action and would divert funds and other resources from our operations. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries. Our issued United States patents expire from 2000 to 2015, and the expiration of patents could cause additional competitive pressure. No assurance can be given that our products or processes will not infringe any patents or other intellectual property rights of third parties. If our products or processes do infringe the rights of third parties, no assurance can be given that we can obtain a license from the intellectual property owner on commercially reasonable terms or at all.

         Some customers using certain products of ours have received a notice of infringement from the Lemelson Foundation, alleging that equipment used in the manufacture of semiconductor products infringes patents issued to Mr. Jerome H. Lemelson relating to "computer image analysis" or "digital signal generation and analysis." Certain of these customers have notified us that they may seek indemnification from us for any damages and expenses resulting from this matter. Neither QC Optics, Inc. nor any of our products has been identified by the Lemelson Foundation as infringing its patents. There can be no assurance, however, that the Lemelson Foundation would not bring a claim against us for infringement or that we would prevail in any such action. If the Lemelson Foundation were to prevail in any such action, we might be required to pay license fees or royalties to the Foundation, which could have an adverse impact on our profitability.

         We rely on trade secrets that we seek to protect, in part, through, confidentiality agreement with employees, consultants and our customers and potential customers. No assurance can be given that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known to or independently developed by competitors. As we intend to enforce our patents, trademarks and copyrights and protect our trade secrets, we may be involved from time to time in litigation to determine the enforceability, scope and validity of these rights. Any such litigation could result in substantial cost to us and diversion of effort by our management and technical personnel.

         DEPENDENCE ON SUPPLIERS. We do not maintain any long-term supply agreements with any of our suppliers and the majority of the critical components and subassemblies included in our products are obtained from a limited group of suppliers. The manufacture of certain components and subassemblies is very complex and requires long lead times and our systems cannot be produced without certain critical components. Additionally, alternative suppliers for many of these components may not be readily available, and no substantial increase in the number of alternative suppliers is anticipated. We intend to continue to rely on outside suppliers because of their specialized expertise in component fabrication and subsystem assembly. Our reliance on a limited group of suppliers involves several risks, including the potential inability to obtain an adequate supply of components and reduced control over pricing and delivery time. There can be no assurance that delays or shortages caused by suppliers will not occur. Any inability to obtain adequate, timely deliveries of subassemblies and components could prevent us from meeting scheduled shipment dates, which would damage relationships with current and prospective customers and materially adversely affect our business, financial condition and results of operations.

         RISKS OF ACQUISITIONS. Our business strategy includes expanding product lines and markets through internal product development and/or acquisitions. Any acquisition may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and amortization expense related to intangible assets acquired, any of which could materially adversely affect our financial condition and results of operations. In addition, acquired businesses may be experiencing operating losses. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company's operations and products, the diversion of management's attention from other business concerns, uncertainties associated with operating in new markets and working with new customers, and the potential loss of the acquired company's key employees. To date, we have had no experience in acquisitions. There can be no assurance that any such integration will be accomplished smoothly or successfully. The difficulties of such integration may be increased by the necessity of coordinating organizations, which are separated geographically. The inability of management to successfully integrate the operations of such acquired businesses could have a material adverse effect on our business and results of operations.

         MARKET PRICE OF SECURITIES. The stock market in general and the market for shares of technology companies in particular have experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. Many companies in the semiconductor and computer hard disk industries, including us, have experienced dramatic volatility in the market prices of their common stock. We believe that factors such as announcements of developments related to our business or our competitors' or customers' businesses, fluctuations in our financial results, general conditions or developments in the semiconductor and computer hard disk drive industries and the worldwide economy, sales of the Common Stock into the market, announcements of technological innovations or new or enhanced products by us or our competitors, a shortfall in revenue, gross margin, earnings or other financial results or changes in research analysts' expectations, the limited number of shares of Common Stock traded on a daily basis, or a variety of factors beyond our control could cause the price of our Common Stock to fluctuate, perhaps substantially. There can be no assurance that the market price of our Common

Stock will not experience significant fluctuations in the future, including fluctuations that are material, adverse and unrelated to our performance.

         CONTROL BY EXISTING STOCKHOLDERS. As of March 10, 2000, the QC Optics, Inc. Voting Trust and Kobe Steel USA Holdings, Inc. beneficially owned approximately 56% of the Company's outstanding shares of Common Stock. Accordingly, acting together they have the ability to control all matters requiring approval by our stockholders, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change of control of QC Optics.

         RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS. Based on the location to which products were shipped or services were rendered, sales to customers in countries other than the United States accounted for 66% and 73% of net sales in Fiscal 1998 and Fiscal 1999, respectively. We anticipate that the international shipments, principally to Japan and Malaysia, will continue to account for a significant portion of net sales for the foreseeable future. Sales and operations outside of the United States are subject to certain inherent risks, including fluctuations in the value of the U. S. dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on our business, financial condition or results of operations. In particular although our international sales are primarily denominated in U. S. dollars, currency exchange fluctuations in countries where we do business could materially adversely affect our business, financial condition and results of operations by rendering us less price-competitive than foreign manufacturers.

         LENGTHY SALES CYCLE. Installing and integrating inspection equipment requires a substantial investment by a customer. In addition, customers often require a significant number of product presentations and demonstrations, as well as substantial interaction with our senior management, before reaching a sufficient level of confidence in the system's performance characteristics and compatibility with the customer's target applications. Accordingly, our systems typically have a lengthy sales cycle during which we may expend substantial funds and management time and effort with no assurance that a sale will result.

         HEALTH AND SAFETY REGULATIONS AND STANDARDS. Our products and worldwide operation are subject to numerous governmental regulations designed to protect the health and safety of operators of manufacturing equipment. In particular, the European Union ("EU") regulations relating to electromagnetic fields, electrical power and human exposure to laser radiation have been implemented. In addition, numerous domestic semiconductor manufacturers, including certain of our customers, have subscribed to voluntary health and safety standards and decline to purchase equipment not meeting such standards. We believe that our products currently comply with all applicable material governmental health and safety regulations and standards, including those of the EU, and with the voluntary industry standards currently in effect. In part because the future scope of these and other regulations and standards cannot be predicted, there can be no assurance that we will be able to comply with any future regulation or industry standard. Noncompliance could result in governmental restrictions on sales or reductions in customer acceptance of our products. Compliance may also require significant product modifications; potentially resulting in increased costs and impaired product performance.

         DEPENDENCE ON KEY PERSONNEL AND POSSIBLE LACK OF AVAILABILITY OF QUALIFIED PERSONNEL. We are dependent to a large degree on the experience and abilities of our Chief Executive Officer, President and Chairman, Eric T. Chase, and our Vice President of Technology, Jay L. Ormsby. The loss of the services of either of these individuals could have a material adverse effect on us. The

Company has entered into employment agreements, containing noncompetition restrictions, with each of Messrs. Chase and Ormsby. We are the sole beneficiary of key person life insurance policies, each in the amount of $1,000,000, on the lives of Messrs. Chase and Ormsby.

         Our future success and growth strategy will depend in large part upon our ability to attract and retain highly skilled managerial, technical and marketing personnel. Competition for such personnel in our industry is intense. No assurance can be given that we will be successful in attracting or retaining the qualified personnel necessary for our business and anticipated growth, and the failure to attract or retain such personnel could have a material adverse effect on our business, financial condition and results of operations.

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements are filed as part of this report:
                                                                            Page

 Report of Independent Public Accountants   ................................ F-2
 Balance Sheets as of December 31, 1998 and December 31, 1999............... F-3
 Statements of Operations for the years ended December 31, 1998 and
    December 31, 1999....................................................... F-4
 Statements of Stockholders' Equity for the years ended
    December 31, 1998 and December 31, 1999................................. F-5
 Statements of Cash Flows for the years ended December 31, 1998 and December 31, 1999................................................... F-6
 Notes to Financial Statements.............................................. F-7


ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


         Items 9 to 12 are incorporated by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission in April 2000.

Item 13. Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  (1)      The following exhibits are filed herewith:

Exhibit
  No.                      Title
-------                    -----
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
10h Allonge to Promissory Note of the Company to State Street Bank and Trust Company ("State Street"), dated June 29, 1998.

10j Amended and Restated Credit Agreement by and between the Company and State Street, dated June 29, 1998.

                  (3) The following exhibits were filed as part of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 and are incorporated herein by reference:

Exhibit
  No.                               Title
-------                             -----
10a Sublease Agreement between the Company and Advanced NMR Systems (now known as Aurora Imaging Technology, Inc.), dated as of April 15, 1997.

                  (4) The following exhibits were filed as part of the Company's Registration Statement on Form SB-2 (No. 333-07683), declared effective by the Commission on October 24, 1996 and are incorporated herein by reference:

Exhibit
  No.                               Title
-------                             -----
  3a              Certificate of Incorporation, as amended.

  3b              Bylaws, as amended.

Exhibit
  No.                               Title
-------                             -----
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

                                                         QC OPTICS, INC.



                                           By:/s/ Eric T. Chase
Eric T. Chase                                 ----------------------------------
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


         Name                                        Capacity                           Date
         ----                                        --------                           ----

/s/ Eric T. Chase                           President, Chief Executive Officer,         March 28, 2000
----------------------------------          and Chairman of the Board of
Eric T. Chase                               Directors (Principal Executive
                                            Officer)

/s/ Richard C. Allard                       Vice President of Finance and               March 28, 2000
----------------------------------          Treasurer (Principal Financial
Richard C. Allard                           and Principal Accounting Officer)


/s/ Allan Berman                            Director                                    March 28, 2000
---------------------------------
Allan Berman

/s/ John M. Tarrh                           Director                                    March 28, 2000
---------------------------------
John M. Tarrh


                                 QC OPTICS, INC.

                                      INDEX



                                                                            PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                     F-2

BALANCE SHEETS AS OF DECEMBER 31, 1998 AND 1999                              F-3

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999      F-4

STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31,
1998 AND 1999                                                                F-5

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999      F-6

NOTES TO FINANCIAL STATEMENTS                                                F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To QC Optics, Inc.:

We have audited the accompanying balance sheets of QC Optics, Inc. (a Delaware corporation) as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QC Optics, Inc. as of December 31, 1998 and 1999, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1999, in conformity with accounting principles generally accepted in the United States.




                                                             ARTHUR ANDERSEN LLP




Boston, Massachusetts
February 23, 2000

                                 QC OPTICS, INC.

                   BALANCE SHEETS--DECEMBER 31, 1998 AND 1999

                                     ASSETS

                                                                                          1998              1999
CURRENT ASSETS:
   Cash and cash equivalents                                                            $   3,313,889    $   3,844,168
   Accounts receivable, less allowance of $50,000 at December 31, 1998 and 1999             1,897,564        1,125,994
   Inventory                                                                                3,732,134        2,861,571
   Refundable income taxes                                                                         --          201,494
   Prepaid expenses                                                                            68,001           58,056
                                                                                        -------------    -------------
         Total current assets                                                               9,011,588        8,091,283

PROPERTY AND EQUIPMENT, NET                                                                   176,125          125,314

DEFERRED TAX ASSETS                                                                           243,500               --

OTHER ASSETS                                                                                   35,656            4,591
                                                                                        -------------    -------------
         Total assets                                                                   $   9,466,869    $   8,221,188
                                                                                        =============    =============



CURRENT LIABILITIES:
   Accounts payable                                                                     $     119,414    $     102,710
   Accrued payroll and related expenses                                                       271,244          252,289
   Accrued commissions                                                                          9,615           21,539
   Accrued expenses                                                                           455,491          478,153
   Customer deposits                                                                          132,432           89,146
                                                                                      ---------------    -------------
         Total current liabilities                                                            988,196          943,837

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value-
     Authorized--1,000,000 shares
     Issued and outstanding--No shares at December 31, 1998 and 1999                               --              --

   Common stock, $.01 par value-
     Authorized--10,000,000 shares
     Issued and outstanding--3,242,500 shares at December 31, 1998 and 1999                    32,425           32,425
   Additional paid-in capital                                                               9,902,886        9,902,886
   Accumulated deficit                                                                     (1,456,638)      (2,657,960)
                                                                                       ---------------    -------------

         Total stockholders' equity                                                         8,478,673        7,277,351
                                                                                      ---------------     ------------


         Total liabilities and stockholders' equity                                     $   9,466,869    $    8,221,188
                                                                                        =============    ==============


   The accompanying notes are an integral part of these financial statements.

                                 QC OPTICS, INC.

                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999

                                                                                             1998              1999
NET SALES                                                                             $    9,909,876   $     5,350,247

COST OF SALES                                                                              5,248,844          2,846,949
                                                                                      --------------   ----------------

         Gross profit                                                                      4,661,032          2,503,298

OPERATING EXPENSES:
   Selling, general and administrative expenses                                            3,315,869          2,860,512
   Engineering expenses                                                                    1,196,393          1,012,512
                                                                                      --------------   ----------------

         Total operating expenses                                                          4,512,262          3,873,024
                                                                                      --------------   ----------------

         Operating income (loss)                                                             148,770        (1,369,726)

INTEREST INCOME                                                                              190,074           191,008

INTEREST EXPENSE                                                                              (8,961)           (7,604)
                                                                                      ---------------   ---------------

         Income (loss) before provision for income taxes                                     329,883        (1,186,322)

PROVISION FOR INCOME TAXES                                                                   118,800            15,000
                                                                                      --------------    --------------

         Net income (loss)                                                            $      211,083   $    (1,201,322)
                                                                                      ==============   ================

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE                $    0.06         $   (0.37)
                                                                                          =========         ==========

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                           3,242,500         3,242,500
                                                                                      ==============   ===============

DILUTED WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
                                                                                           3,251,465         3,242,500
                                                                                      ==============   ===============

   The accompanying notes are an integral part of these financial statements.

                                 QC OPTICS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999

                                     Preferred Stock              Common Stock          Additional                         Total
                                  Number of                 Number of                    Paid-in      Accumulated     Stockholders'
                                   Shares    Par Value       Shares       Par Value      Capital        Deficit           Equity

BALANCE, DECEMBER 31, 1997              -   $         -      3,242,500   $    32,425    $  9,902,886   $ (1,667,721)   $  8,267,590

   Net income                           -             -              -             -               -        211,083         211,083
                              -----------   -----------    -----------   -----------    ------------   ------------    ------------

BALANCE, DECEMBER 31, 1998              -             -      3,242,500        32,425       9,902,886     (1,456,638)      8,478,673

   Net loss                             -             -              -             -               -     (1,201,322)     (1,201,322)
                              -----------   -----------    -----------   -----------    ------------   -------------   -------------

BALANCE, DECEMBER 31, 1999              -   $         -      3,242,500   $    32,425    $  9,902,886   $ (2,657,960)   $  7,277,351
                              ===========   ===========    ===========   ===========    ============   ============    ============


   The accompanying notes are an integral part of these financial statements.

                                 QC Optics, Inc.

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999


                                                                                           1998              1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                  $       211,083  $   (1,201,322)
   Adjustments to reconcile net income to net cash used in operating activities-
     Depreciation and amortization                                                             82,446          61,886
     Decrease in deferred taxes, net                                                          106,000             -
     Changes in operating assets and liabilities-
       Accounts receivable                                                                    611,438         771,570
       Inventory                                                                              293,294         870,563
       Prepaid expenses and other assets                                                       56,241          41,010
       Accounts payable                                                                      (623,149)        (16,704)
       Accrued expenses                                                                      (645,761)         57,637
       Customer deposits                                                                     (513,385)        (43,286)
                                                                                       ---------------   -------------

              Total adjustments                                                              (632,876)       1,742,676
                                                                                       ---------------   -------------

              Net cash provided by (used in) operating activities                            (421,793)         541,354

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                         (30,852)         (11,075)
                                                                                       ---------------   --------------

              Net cash used in investing activities                                           (30,852)         (11,075)

CASH FLOWS FROM FINANCING ACTIVITIES:                                                               -                -
                                                                                      ---------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (452,645)         530,279

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                3,766,534        3,313,889

CASH AND CASH EQUIVALENTS, END OF YEAR                                                $     3,313,889  $     3,844,168
                                                                                      ===============  ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid (refunded) for-
     Interest                                                                         $         9,177  $         7,604
                                                                                      ===============  ===============

     Income taxes                                                                     $       242,450  $       (48,105)
                                                                                      ===============  ================


   The accompanying notes are an integral part of these financial statements.

                                 QC OPTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

                                   (Continued)


(1)    DESCRIPTION OF BUSINESS

       QC  Optics,  Inc.  (the  Company)  was  formed  in 1986 and  manufactures
       high-end   critical   surface   inspection   systems  for  sales  to  the
       semiconductor and computer hard disk industries.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       REVENUE RECOGNITION

       Revenues from product sales and the sale of spare parts are recognized at the time equipment is shipped. Revenues from service and maintenance agreements are recognized ratably over the period covered by the agreement. Net sales of the Company by products, spares and service were as follows:

                                                 FOR THE YEARS ENDED
                                               1998              1999

           Products                       $    8,479,725   $   3,944,360
           Spares and service                  1,430,151       1,405,887
                                          --------------   -------------

           Total sales                    $    9,909,876   $   5,350,247
                                          ==============   =============

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

       The Company's operating results have historically been subject to significant quarterly and annual fluctuations. The Company believes that its operating results will continue to fluctuate on a quarterly and annual basis due to a variety of factors, including the cyclicality of the industries served by the Company's inspection products; patterns of capital spending by customers; the timing of significant orders; order cancellations and shipment rescheduling; market acceptance of the Company's products; consolidation of customers; unanticipated delays in design, engineering or production, or in customer acceptance of product shipments; changes in pricing by the Company or its competitors; the mix of systems sold; the relative proportions of product revenues and service revenues; the timing of payment of sales commissions; changes in product development costs; expenses associated with acquisitions, exchange rate fluctuations and the availability of components and subassemblies.

                                 QC OPTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

                                   (Continued)

       The Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition including both broad conceptual discussion as well as certain industry-specific guidance. The Company is in the process of accumulating the information necessary to quantify the potential impact of this new guidance, if any.

       WARRANTY COSTS

       The Company accrues warranty costs in the period the related revenue is recognized.

       RESEARCH AND DEVELOPMENT COSTS

       Research and development costs are expensed as incurred and are included in engineering expenses in the accompanying statements of operations. Research and development costs for the years ended December 31, 1998 and 1999 amounted to approximately $415,000 and $443,000 respectively.

       CASH AND CASH EQUIVALENTS

       Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

       INVENTORY

       Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following:

                                                           December 31,
                                                      1998              1999

          Raw materials and finished parts      $    1,815,183    $    1,270,450
          Work-in-process                            1,189,882         1,002,563
          Finished goods                               727,069           588,558
                                                --------------    --------------

                                                $    3,732,134    $    2,861,571
                                                ==============    ==============

       Work-in-process and finished goods inventories include material, labor and manufacturing overhead.

                                 QC OPTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

                                   (Continued)


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

       The Company provides for depreciation using the straight-line method to amortize the cost of plant and equipment over their estimated useful lives, which are generally as follows:

                                                         ESTIMATED
          ASSET CLASSIFICATION                           USEFUL LIFE

          Furniture and fixtures                          3-8 years
          Machinery and equipment                         3-8 years
          Motor vehicles                                  3-5 years

       Accumulated depreciation of property and equipment was $484,974 and $331,603 at December 31, 1998 and 1999, respectively.

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

       The Company sells its products primarily to a small number of large corporate customers in the semiconductor and computer hard disk drive industries and performs ongoing evaluations of its customers' financial conditions. Concentration of credit risk with respect to sales and trade receivables is significant and summarized as follows:

                            NET SALES FOR THE          ACCOUNTS RECEIVABLE AS OF
                         YEARS ENDED DECEMBER 31,                DECEMBER 31,
                               1998          1999              1998        1999

        Company A        $  5,400,000   $  3,485,000    $  1,447,000   $ 384,000

        Company B           1,693,000        108,000           2,000      27,000
        Company C             260,000        644,000          15,000     457,000

                                 QC OPTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

                                   (Continued)

       The Company maintains its cash and cash equivalents at financial institutions in Massachusetts. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured cash and cash equivalent bank balances amounted to approximately $2,991,000 and $3,863,000 at December 31, 1998 and 1999, respectively.

       Net sales by country, denominated in U.S. dollars, were as follows, based on the location to which the products were shipped or the services provided:

                                     FOR THE YEARS ENDED
                                 1998                1999

          United States    $    3,453,854        $ 1,448,447

          Japan                 1,906,440            107,687
          Thailand              1,798,652              1,368
          Malaysia              2,486,663          3,087,285
          Other                   264,267            705,460

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

       NET INCOME (LOSS) PER COMMON SHARE

       Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is calculated the same as basic except, if not antidilutive, stock options are included using the treasury stock method to the extent that the average share trading price exceeds the exercise price. Basic and diluted earnings per common share for the years ended December 31, 1998 and 1999 were equal; therefore, no reconciliation between basic and diluted earnings per common share is required.

                                 QC OPTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

                                   (Continued)


       COMPREHENSIVE INCOME (LOSS)

       Comprehensive income (loss) for the years ended December 31, 1998 and 1999 were equal to the net income (loss) as included in the accompanying statement of operations for the years ended December 31, 1998 and 1999.

       SEGMENT REPORTING

       QC Optics operates in one segment and does not analyze its operations based upon separate geographical or product-line information.

(3)    INCOME TAXES

       The components of the income tax provision (benefit) are as follows:

                           FOR THE YEARS ENDED DECEMBER 31,
                                  1998             1999

          Current-

             Federal       $   4,900   $        -
             State             7,900       15,000
                           ---------   ----------
                              12,800       15,000
                           ---------   ----------
          Deferred-

             Federal          91,750           -
             State            14,250           -
                           ---------   ----------
                             106,000           -
                           $ 118,800   $   15,000
                           =========   ==========


       The Company's effective tax rate differs from the federal statutory rate of 34% in 1998 and 1999 due to the following:

                                                            1998         1999

   Computed tax provision (benefit) at statutory rate    $ 112,160   $ (403,349)

   Increase resulting from-
       State taxes                                             971       15,000
       Net operating losses not benefited                        -      394,994
       Items not deductible for income tax purposes          5,669        8,355
                                                             -----        -----

                                                         $ 118,800   $   15,000
                                                         =========   ==========

                                 QC OPTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

                                   (Continued)


       Deferred income taxes at December 31, 1998 and 1999 consisted of the following:

                                                     1998             1999
  Deferred tax assets-
     Inventories                               $      580,000    $       580,000
     Other reserves                                   210,000            222,000
     Net operating loss carryforwards                 432,000            815,000
                                               --------------    ---------------
           Total gross deferred tax assets          1,222,000          1,617,000
           Less--Valuation allowance                  978,500          1,617,000
                                                --------------    --------------
           Net deferred tax assets             $      243,500    $             -
                                               ==============    ===============


       Under the Tax Reform Act of 1986, the amount of the benefit from net operating losses may be impaired or limited in certain circumstances, including a cumulative stock ownership change of more than 50% over a three-year period, which occurred in connection with the management buyout which was consummated on March 29, 1996. As a result, the Company is limited to approximately $161,000 of loss utilization per year.

       Limitations on the utilization of the Company's net operating losses from the management buyout and uncertainty surrounding the ability of the Company to generate future income have caused management to conclude that realizability of the deferred tax assets as of December 31, 1999 is uncertain and has, therefore, provided a full valuation allowance against its deferred tax assets.

       For tax reporting purposes, the Company has a U.S. federal net operating loss carryforward of approximately $2,397,000, subject to Internal Revenue Service (IRS) review and approval, of which $1,432,000 is subject to the limitations of stock ownership changes discussed above. Utilization of the net operating loss carryforward is contingent on the Company's ability to generate income in the future. The net operating loss carryforwards will expire from 2001 to 2009 if not utilized.

                                 QC OPTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

                                   (Continued)


(4)    COMMITMENTS AND CONTINGENCIES

       The Company leases its operating facilities under two noncancelable operating lease agreements, the largest of which expires in 2001. Rent expense for the years ended December 31, 1998 and 1999 amounted to approximately $253,000 and $298,000, respectively. Future minimum commitments under all noncancelable operating leases are approximately as follows:

                         2000             $       229,000
                         2001                      97,000

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

       The Company charged to expense approximately $100,000 and $113,000 related to contributions to the Plan for the years ended December 31, 1998 and 1999, respectively. Included in accrued expenses is approximately $71,000 and $79,000 for Company matching and discretionary contributions to the Plan for the years ended December 31, 1998 and 1999, respectively.

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

       In January 1998, 20,232 options at $5.10 per share and 26,500 options at $4.13 per share previously granted under the 1996 Plan were repriced to an exercise price of $3.625 per share with vesting and option life calculated from the original grant date. In October 1998, 63,132 options at $3.625 per share and 43,108 options at $3.250 per share previously granted under the 1996 Plan were repriced to an exercise price of $1.313 per share with vesting and option life calculated from the original grant date. In 1998, the Company granted options under the 1996 Plan for the purchase of 33,000 shares at $1.313 to $3.625 per share, the estimated fair market value on the date of grant, which become exercisable over three years beginning one year from the date of grant. In 1999, the Company granted options under the 1996 Plan for the purchase of 16,500 shares at $1.220 per share, the estimated fair market

                                 QC OPTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

                                   (Continued)

       value on the date of grant, which become exerciseable over three years beginning one year from the date of grant.

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

       PRO FORMA STOCK-BASED COMPENSATION EXPENSE

       SFAS No. 123, Accounting for Stock-Based Compensation, sets forth a fair-value-based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25 to account for its stock-based compensation plans. Had compensation cost for awards granted under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on the Company's net income (loss) and net income (loss) per common and common equivalent shares would have been as follows:

                                                        1998              1999

   Net income (loss)-
      As reported                                  $    211,083   $ (1,201,322)
      Pro forma                                         100,596     (1,287,894)

   Diluted net income (loss) per common and
   common equivalent shares-
      As reported                                  $        .06   $      (.37)
      Pro forma                                             .03          (.40)

                                 QC OPTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

       The fair value of each option grant was estimated on the grant date using
       the    Black-Scholes    option   pricing   model   with   the   following
       weighted-average assumptions:

                                                           1998            1999

          Volatility                                         46%             69%
          Risk-free interest rate                          4.97%           5.41%
          Expected life of options                    4.44 years      5.00 years
          Dividends                                         none            none

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

                                 QC OPTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

                                   (Continued)

       STOCK OPTION ACTIVITY

       A summary of the Company's stock option activity is as follows:

                                                                       Year Ended December 31, 1998
                                                             1996 Plan                        Formula Plan

                                                                 Weighted                           Weighted
                                                 Number of        Average        Number of             Average
                                                  Shares       Exercise Price     Shares          Exercise Price
          Options outstanding, beginning of
          year                                        221,700         $    5.13          45,000          $    4.48
            Granted                                    33,000              2.71               -                  -
            Exercised                                       -                 -               -                  -
            Repricing--Extinguish old options        (152,972)             3.80         (30,000)              5.10
            Repricing--Distribute new options         152,972              2.02          30,000               3.63
            Forfeited                                 (14,328)             3.16               -                  -
                                                 -------------                       -----------

          Options outstanding, end of year            240,372         $    3.78          45,000          $    3.50
                                                 ============         =========     ===========          =========

          Options exercisable                         165,240         $    4.79          24,375          $    3.54
                                                 ============         =========     ===========          =========

          Options available for grant                 119,628                            55,000
                                                 ============                       ===========
          Weighted-average  fair value of options
          (whose  exercise price equals market
          value) granted or repriced during the year                  $    0.97                          $    1.48
                                                                      =========                          =========

                                                                       Year Ended December 31, 1999
                                                             1996 Plan                        Formula Plan

                                                                    Weighted                           Weighted
                                                    Number of        Average        Number of             Average
                                                     Shares       Exercise Price     Shares          Exercise Price
          Options outstanding, beginning of
          year                                        240,372         $    3.78          45,000          $    3.50
            Granted                                    16,500              1.22               -                  -
            Exercised                                       -                 -               -                  -
            Forfeited                                 (15,676)             1.30           (4,688)             3.63
                                                 ------------                           ---------

          Options outstanding, end of year            241,196         $    3.77          40,312          $    3.49
                                                 ============         =========     ===========          =========

          Options exercisable                         199,182         $    4.29          32,812          $    3.52
                                                 ============         =========     ===========          =========

          Options available for grant                 118,804                            59,688
                                                 ============                       ===========
          Weighted-average  fair value of options
          (whose  exercise price equals market
          value) granted or repriced during the year                  $    0.86                          $      -
                                                                      =========                          =========

                                 QC OPTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

                                   (Continued)


       A summary of the status of the Company's stock options at December 31, 1999 is as follows:


                          Number of        Number of
                           Options          Options        Remaining Contractual
      Exercise Price     Outstanding      Exerciseable              Life

                               1996 Plan
         $  1.220             13,500                 0                 9 years
         $  1.313            105,196            76,682          6.5 to 9 years
         $  5.100             15,000            15,000               6.5 years
         $  6.300            107,500           107,500               6.5 years

                             Formula Plan

         $  3.250             15,000             9,375               7.5 years
         $  3.625             25,312            23,437               6.5 years

                                 QC OPTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

                                   (Continued)

(7)    COMMON STOCK WARRANTS

       At  December  31,  1999,  there were  outstanding  warrants  to  purchase
       1,092,500 shares of the Company's Common Stock for $7.80 per share expiring October 23, 2001. The warrants are redeemable by the Company at $.20 per redeemable warrant on 30 days prior written notice, provided that the average closing bid price of the Common Stock equals or exceeds $10.80 per share for 20 consecutive trading days ending within 10 days prior to the notice of redemption.

(8)    REVOLVING LINE OF CREDIT

       The Company has a revolving line-of-credit with Citizens Bank (formerly State Street Bank and Trust Company). The revolving line-of-credit agreement allows for maximum borrowings of $2,000,000 and requires monthly payment of interest on the outstanding balance to maturity on June 30, 2000. Borrowings under the revolving line-of-credit agreement are limited to 80% of qualifying accounts receivable. Borrowings under the agreement bear interest at the bank's prime rate (8.5% at December 31, 1999). The terms of the loan agreement provide for the maintenance of certain specified financial ratios including the quick ratio and debt to equity, minimum earnings tests and other negative and affirmative covenants and restricts certain transactions without the bank's prior written consent. As of December 31, 1999 the Company was in default of the minimum earnings covenant of the revolving line-of-credit agreement. The Company obtained a waiver of this covenant for the year ended December 31, 1999. At December 31, 1999 the Company had no borrowings outstanding under the revolving line-of-credit agreement and availability of approximately $573,000.

(9)    VOTING TRUST

       On October 27, 1995, the Company and certain management employees of the Company entered into a voting trust agreement known as the QC Optics Voting Trust (the Voting Trust), of which the president of the Company is trustee. The Voting Trust continues in force for a period of 21 years from October 27, 1995 unless terminated earlier as a result of a merger, dissolution, sale of all or substantially all of the Company's assets, or liquidation. The Voting Trust represented approximately 42% of the Company's outstanding shares at December 31, 1999.