Form 10QSB
period 2000-03-31
QC OPTICS INC
filed 2000-05-12
CIK 1017641

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


            QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


   For the quarter ended                                 Commission file number
       March 31, 2000                                           1-12337
       --------------                                           -------

                                 QC OPTICS, INC.
--------------------------------------------------------------------------------
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

     As of April 30, 2000, the Company had outstanding 2,994,888 shares of Common Stock, $.01 par value per share.


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
                                                                     -----------


Item 1.  Financial Statements

            Balance Sheets at March 31, 2000 (unaudited) and
                  December 31, 1999                                            1

             Statements of Operations for the three months ended
                  March 31, 2000 and 1999 (unaudited)                          2

             Statements of Cash Flows for the three months ended
                    March 31, 2000 and 1999 (unaudited)                        3

             Notes to Financial Statements                                     4


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                         6


PART II - OTHER INFORMATION

              Item 1. Legal Proceedings                                        8

              Item 2. Changes in Securities                                    8

              Item 3. Default Upon Senior Securities                           8

              Item 4. Submission of Matters to a Vote of Security Holders      8

              Item 5. Other Information                                        8

              Item 6. Exhibits and Reports on Form 8-K                         8

Signatures                                                                     9

PART 1 - Financial Information

Item 1 - Financial Statements

                                 QC OPTICS, INC.
                                 BALANCE SHEETS

                                                                  March 31,     December 31,
                                                                       2000         1999
                                                                 -----------    ------------
                              ASSETS                             (unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                  $3,777,602     $3,844,168
      Accounts receivable, less allowance of  $50,000               319,834      1,125,994
      Inventory (Note 3)                                          2,677,807      2,861,571
      Refundable income taxes                                       201,494        201,494
      Prepaid expenses                                               38,155         58,056
                                                                 ----------     ----------
        Total current assets                                      7,014,892      8,091,283

PROPERTY AND EQUIPMENT, NET                                         114,363        125,314

OTHER ASSETS                                                          3,992          4,591
                                                                 ----------     ----------
        Total assets                                             $7,133,247     $8,221,188
                                                                 ==========     ==========


               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                             $127,178       $102,710
      Accrued payroll and related expenses                          239,276        252,289
      Accrued commissions                                             2,150         21,539
      Accrued expenses                                              478,388        478,153
      Customer deposits                                              74,796         89,146
                                                                 ----------     ----------
        Total current liabilities                                   921,788        943,837

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value -
         Authorized -- 1,000,000 shares
         Issued and outstanding -- no shares                              -              -
      Common stock, $.01 par value -
         Authorized -- 10,000,000 shares
         Issued -- 3,308,312 shares at March 31, 2000 and
           3,242,500 shares at December 31, 1999                     33,083         32,425
      Additional paid-in capital                                 10,095,671      9,902,886
      Accumulated deficit                                        (3,667,295)    (2,657,960)
                                                                 -----------    -----------
                                                                  6,461,459      7,277,351
      Less cost of Common Stock held in treasury (314,754
         shares at March 31, 2000)                                 (250,000)             -
                                                                 ----------     ----------
        Total stockholders' equity                                6,211,459      7,277,351
                                                                 ----------     ----------
        Total liabilities and stockholders' equity               $7,133,247     $8,221,188
                                                                 ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                                 QC OPTICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                        Three Months Ended
                                                                      March 31,      March 31,
                                                                        2000           1999
                                                                    ---------------------------
NET SALES                                                              $465,444       $291,138

COST OF SALES                                                           634,161        491,849
                                                                      ----------     ----------
         Gross profit (loss)                                           (168,717)      (200,711)


OPERATING EXPENSES:
      Selling, general and administrative expenses                      652,104        792,845
      Engineering expenses                                              242,749        272,104
                                                                      ----------     ----------
         Total operating expenses                                       894,853      1,064,949
                                                                      ----------     ----------
         Operating income (loss)                                     (1,063,570)    (1,265,660)

INTEREST INCOME (NET)                                                    54,235         39,332
                                                                      ----------     ----------
         Income (loss) before benefit (provision) for income taxes   (1,009,335)    (1,226,328)

BENEFIT (PROVISION) FOR INCOME TAXES                                          -        429,200
                                                                    -----------      ----------
         Net Income (Loss)                                          ($1,009,335)     ($797,128)
                                                                    ============     ==========

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON AND
   COMMON EQUIVALENT SHARE                                               ($0.32)        ($0.25)
                                                                         =======        =======

DILUTED WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                                      3,164,985      3,242,500
                                                                      =========      =========

   The accompanying notes are an integral part of these financial statements.

                                 QC OPTICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Three Months Ended
                                                             ------------------------------
                                                                  March 31,      March 31,
                                                                    2000           1999
                                                             ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                         ($1,009,335)     ($797,128)
      Adjustments to reconcile net income (loss) to net
      cash provided (used) by operating activities -
          Depreciation and amortization                              10,951         22,470
          Changes in operating assets and liabilities -
             Accounts receivable                                    806,160      1,668,322
             Inventory                                              183,764         19,547
             Refundable income taxes                                      0       (443,195)
             Prepaid expenses and other assets                       20,500         49,470
             Accounts payable                                        24,468        112,204
             Accrued expenses                                       (32,167)        13,247
             Customer deposits                                      (14,350)       895,970
                                                                ------------     ---------
             Total adjustments                                      999,326      2,338,035
                                                                ------------     ---------
             Net cash provided (used) by operating activities       (10,009)     1,540,907


CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                  -              -
                                                                ------------     ---------
             Net cash used in investing activities                        -              -


CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of Common Stock                                      193,443              -
      Purchase of treasury stock                                   (250,000)             -
                                                                ------------     ---------
             Net cash provided (used) by financing activities       (56,557)             -
                                                                ------------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (66,566)     1,540,907

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    3,844,168      3,313,889
                                                                ------------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $3,777,602     $4,854,796
                                                                 ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
      Cash paid for -
         Interest                                                    $2,896         $1,875
                                                                    =======        =======
         Income taxes                                                     -         $5,000
                                                                    =======        =======

   The accompanying notes are an integral part of these financial statements.

                                 QC Optics, Inc.
                          Notes to Financial Statements



1.  BASIS OF PRESENTATION

           The financial statements of QC Optics, Inc. (the "Company") included herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

           The financial statements and notes herein are unaudited, except for the balance sheet as of December 31, 1999, but in the opinion of management, include all the adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company.

         The results of operations for the reported 2000 period are not necessarily indicative of the results to be achieved for any future period or for the entire year ended December 31, 2000.

         The Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), in December 1999. This SAB provides additional guidance on the accounting for revenue recognition including both broad conceptual discussion as well as certain industry-specific guidance. We are in the process of accumulating the information necessary to quantify the potential impact of this new guidance (if any) and, accordingly, have made no revenue recognition accounting change.

2.  NET INCOME (LOSS) PER COMMON SHARE

         Basic  earnings  per common  share is computed  by dividing  net income
(loss) by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is calculated the same as basic except, if not antidilutive, stock options are included using the treasury stock method to the extent that the average share trading price exceeds the exercise price. Basic and diluted earnings per common share for the periods ended March 31, 1999 and 2000 were equal; therefore, no reconciliation between basic and diluted earnings per common share is required.

3.  INVENTORY

            Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following:

                                                  March 31,         December 31,
                                                       2000             1999
                                                 ------------       -----------

Raw materials and finished parts                 $   996,774         $1,270,450
Work-in-process                                    1,268,613          1,002,563
Finished goods                                       412,420            588,558
                                                 ------------       -----------
                                                 $ 2,677,807         $2,861,571
                                                 ===========         ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          QC Optics, Inc. designs, manufactures and markets laser-based defect detection systems primarily for the computer hard disk and semiconductor markets. We use our patented and other proprietary technology in lasers and optical systems that scan a computer hard disk or photomask for defects or contamination. Our systems combine automatic handling, clean room capability and computer control with reliable laser-based technology.

RESULTS OF OPERATIONS

     COMPARISON OF THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

         Net sales increased to $465,444 for the three months ended March 31, 2000 ("Interim 2000") from $291,138 for the three months ended March 31, 1999 ("Interim 1999"). Historically, we have experienced significant quarterly fluctuations in operating results due to the relatively small number of high dollar volume system sales in any quarter. We expect these fluctuations to continue. As a result of the steep declines in capital expenditures in the computer hard disk industry, we expect that we will not achieve break-even results for the second quarter of 2000.

         The Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), in December 1999. This SAB provides additional guidance on the accounting for revenue recognition including both broad conceptual discussion as well as certain industry-specific guidance. We are in the process of accumulating the information necessary to quantify the potential impact of this new guidance (if any) and, accordingly, have made no revenue recognition accounting change.

         We have focused our attention on rigorous cost controls during recent quarters as evidenced by the $31,994 decrease in the gross loss on sales in Interim 2000 as compared to Interim 1999 and as evidenced by the $202,090 decrease in operating losses from Interim 1999 to Interim 2000.

         Selling, general and administrative expenses decreased to $652,104 for Interim 2000 from $792,845 for Interim 1999. The decrease of $140,741 (17.8%) was due primarily to a managed decrease in staffing costs.

         Engineering expenses for Interim 2000 of $242,749 decreased from $272,104 for Interim 1999. The decrease of $29,355 (10.8%) was due primarily to a decrease in engineering materials costs.

         Interest income (net) was $54,235 for Interim 2000 compared to $39,332 for Interim 1999. The increase was due to the increase in average investable funds during Interim 2000 as compared to Interim 1999.

         In Interim 1999, the benefit for income taxes amounted to $429,200, an effective tax rate of approximately 35%. In Interim 2000, no benefit for income taxes was made because we may not be able to utilize our net operating losses in the future.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, we had cash and cash equivalents of $3,777,602, a decrease of $66,566 from $3,844,168 at December 31, 1999. Working capital was $6,093,104 at March 31, 2000 as compared to $7,147,446 at December 31, 1999, a decrease of $1,054,342. Cash used by operating activities was $10,009 in the first quarter of 2000 compared to cash provided by operating activities of $1,540,907 for the same period in 1999.

         We have a revolving line with Citizens Bank. At March 31, 2000, we had no borrowing outstanding under the revolving credit agreement and availability of approximately $208,000. The revolving line of credit agreement was amended on June 29, 1998 and allows for maximum borrowings of $2,000,000 and requires monthly payment of interest on the outstanding balance to maturity on June 30, 2000. Borrowings under the revolving line of credit agreement are limited to 80% of qualifying accounts receivable. Borrowings under the agreement bear interest at the bank's prime rate (8.75% at March 31, 2000). The terms of the loan agreement provide for the maintenance of certain specified financial ratios including the quick ratio and debt to equity, minimum earnings tests and other negative and affirmative covenants and restricts certain transactions without the bank's prior written consent.

         Based on our current cash balances, current bank facilities and anticipated results of operations, we believe that we have sufficient funds to meet our working capital requirements for the next twelve months. Thereafter, we anticipate that we could need additional financing to meet our current plans for expansion and working capital needs. No assurance can be given of our ability to obtain financing on favorable terms, if at all. If we are unable to obtain additional financing, our ability to meet our current plan for expansion and working capitol needs could be materially adversely affected.

FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements regarding anticipated results of operations, the cyclical nature of the semiconductor and computer hard disk industries, liquidity and other matters. These statements, in addition to statements made in conjunction with the words "anticipate," "expect," "believe," "intend," "seek," "estimate" and similar expressions, are forward-looking statements that are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to the following: business conditions and growth in certain market segments and the general economy; fluctuating operating results; new product development; the cyclical nature of the semiconductor and computer hard disk industries; an increase of competition; increased or continued market acceptance of our products and proposed products; availability of raw materials; the loss of the services of one or more of our key employees, dependence on few customers; the availability of additional capital to fund expansion on acceptable terms, if at all; and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

         In February 2000, we settled the previously reported litigation with K. Andrew Bernal. Mr. Bernal's suit against us has been dismissed with prejudice, and the 314,754 shares of Common Stock beneficially owned by Mr. Bernal were repurchased by us and are now classified as treasury shares. The settlement did not have a material adverse effect on our financial condition or results of operations.

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

                                        QC OPTICS, INC.

Date:  May 11, 2000                     By:/s/ Eric T. Chase
                                           --------------------
                                           Eric T. Chase
                                           Chief Executive Officer and President


Date:  May 11, 2000                     By:/s/ Richard C. Allard
                                           ------------------------
                                           Richard C. Allard
                                           Vice President of Finance