Form 10QSB
period 2000-06-30
QC OPTICS INC
filed 2000-08-11
CIK 1017641

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                     Commission File Number
    June 30, 2000                                                 1-12337
---------------------                                     ----------------------


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

     As of August 8, 2000, the Company had outstanding 2,994,888 shares of Common Stock, $.01 par value per share.


     Transitional Small Business Disclosure Format:  Yes        No  X
                                                         ---       ---
================================================================================

                                 QC OPTICS, INC.

                                      INDEX


PART 1 - FINANCIAL INFORMATION                                             PAGE
                                                                          NUMBER

Item 1.  Financial Statements

             Balance Sheets at June 30, 2000 and December 31, 1999            1

             Statements of Operations for the three and six months
             ended June 30, 2000 and 1999                                     2

             Statements of Cash Flows for the six months ended
             June 30, 2000 and 1999                                           3

             Notes to Financial Statements                                    4


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        6


PART II - OTHER INFORMATION

              Item 1. Legal Proceedings                                       9

              Item 2. Changes in Securities                                   9

              Item 3. Default Upon Senior Securities                          9

              Item 4. Submission of Matters to a Vote of Security Holders     9

              Item 5. Other Information                                       9

              Item 6. Exhibits and Reports on Form 8-K                       10


Signatures                                                                   11

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                               QC OPTICS, INC.
                                BALANCE SHEETS

                                                                                        June 30,       December 31,
                                                                                            2000               1999
                                                                                     -----------       ------------
                                    ASSETS                                            (Unaudited)
CURRENT ASSETS:
       Cash and cash equivalents                                                      $3,028,264         $3,844,168
       Accounts receivable, less allowance of  $50,000                                   153,531          1,125,994
       Inventory (Note 3)                                                              2,614,062          2,861,571
       Refundable income taxes                                                           201,494            201,494
       Prepaid expenses                                                                   24,403             58,056
                                                                                      ----------         ----------
         Total current assets                                                          6,021,754          8,091,283

PROPERTY AND EQUIPMENT, NET                                                              103,413            125,314

OTHER ASSETS                                                                               3,991              4,591
                                                                                      ----------         ----------
         Total assets                                                                 $6,129,158         $8,221,188
                                                                                      ==========         ==========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable                                                                  $64,855           $102,710
       Accrued payroll and related expenses                                              216,289            252,289
       Accrued commissions                                                                27,689             21,539
       Accrued expenses                                                                  528,798            478,153
       Customer deposits                                                                  38,146             89,146
                                                                                      ----------         ----------
         Total current liabilities                                                       875,777            943,837

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value -
          Authorized -- 1,000,000 shares
          Issued and outstanding -- no shares                                                  0                  0
       Common stock, $.01 par value -
          Authorized -- 10,000,000 shares
          Issued -- 3,309,642 shares at June 30, 2000 and 3,242,500
           shares at December 31, 1999                                                    33,096             32,425
       Additional paid-in capital                                                     10,103,860          9,902,886
       Accumulated deficit                                                            (4,633,575)        (2,657,960)
                                                                                      -----------        -----------
                                                                                       5,503,381          7,277,351
       Less cost of Common Stock held in treasury (314,754
         shares at June 30, 2000)                                                       (250,000)                 0
                                                                                      -----------        ----------
         Total stockholders' equity                                                    5,253,381          7,277,351
                                                                                      ----------         ----------
         Total liabilities and stockholders' equity                                   $6,129,158         $8,221,188
                                                                                      ==========         ==========

   The accompanying notes are an integral part of these financial statements.

                               QC OPTICS, INC.
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                              Three Months Ended           Six Months Ended
                                                                                     June 30,                   June 30,
                                                                              2000         1999            2000          1999
                                                                           ----------   ----------      -----------   ----------
NET SALES                                                                    $380,753   $2,200,092         $846,197   $2,491,230

COST OF SALES                                                                 499,475      929,444        1,133,636    1,421,293
                                                                           ----------   ----------      -----------   ----------
          Gross profit (loss)                                                (118,722)   1,270,648         (287,439)   1,069,937


OPERATING EXPENSES:
       Selling, general and administrative expenses                           645,514      741,641        1,297,618    1,534,486
       Engineering expenses                                                   250,614      267,267          493,363      539,371
                                                                           ----------   ----------      -----------   ----------
          Total operating expenses                                            896,128    1,008,908        1,790,981    2,073,857
                                                                           ----------   ----------      -----------   ----------
          Operating income (loss)                                          (1,014,850)     261,740       (2,078,420)  (1,003,920)

INTEREST INCOME (NET)                                                          48,570       47,016          102,805       86,348
                                                                           ----------   ----------      -----------   ----------
          Income (loss) before provision (benefit) for income taxes          (966,280)     308,756       (1,975,615)    (917,572)

PROVISION (BENEFIT) FOR INCOME TAXES                                                0      298,700                0     (130,500)
                                                                           ----------   ----------      -----------    ----------
          Net Income (Loss)                                                 ($966,280)     $10,056      ($1,975,615)   ($787,072)
                                                                            ==========   =========      ============   ==========

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON AND
   COMMON EQUIVALENT SHARE                                                     ($0.32)       $0.00           ($0.64)      ($0.24)
                                                                               =======      ======           =======      =======

DILUTED WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                                            2,994,830    3,242,500        3,079,907    3,242,500
                                                                            =========    =========        =========    =========






   The accompanying notes are an integral part of these financial statements.

                               QC OPTICS, INC.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                                     Six Months Ended
                                                                                                          June 30,
                                                                                                    2000           1999
                                                                                                 -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                                         ($1,975,615)     ($787,072)
       Adjustments to reconcile net income (loss) to net
        cash provided (used) by operating activities -
           Depreciation and amortization                                                              21,900         44,939
           Changes in operating assets and liabilities -
              Accounts receivable                                                                    972,463        391,792
              Inventory                                                                              247,509        237,001
              Prepaid expenses and other assets                                                       34,254         55,504
              Accounts payable                                                                       (37,855)        65,636
              Accrued expenses                                                                        20,795        (83,509)
              Customer deposits                                                                      (51,000)       351,020
                                                                                                  -----------    ----------
              Total adjustments                                                                    1,208,066      1,062,383
                                                                                                  ----------     ----------
              Net cash provided (used) by operating activities                                      (767,549)       275,311
                                                                                                  -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                                                                  0        (11,074)
                                                                                                  ----------     -----------
              Net cash used in investing activities                                                        0        (11,074)
                                                                                                  ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Issuance of common stock                                                                      201,645              0
       Purchase of treasury stock                                                                   (250,000)             0
                                                                                                  -----------    ----------
              Net cash used in financing activities                                                  (48,355)             0
                                                                                                  -----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                (815,904)       264,237

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     3,844,168      3,313,889
                                                                                                  ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                          $3,028,264     $3,578,126
                                                                                                  ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
       Cash paid for -
          Interest                                                                                    $5,417         $3,792
                                                                                                      ======         ======
          Income taxes                                                                                $2,680         $7,640
                                                                                                      ======         ======





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

2.  EARNINGS PER SHARE CALCULATION

         Basic earnings per common share ("EPS") is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated the same as basic except, if not antidultive, stock options are included using the treasury stock method to the extent that the average share trading price exceeds the exercise price. Basic and diluted EPS were equal for the three and six months ended June 30, 2000 and 1999; therefore, no reconciliation between basic and diluted EPS is required.

3.  INVENTORY

          Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following:

                                                June 30,            December 31,
                                                 2000                  1999
                                              -----------           -----------

Raw materials and finished parts              $   832,871           $ 1,270,450
Work-in-process                                 1,395,222             1,002,563
Finished goods                                    385,969               588,558
                                              -----------           -----------
                                              $ 2,614,062           $ 2,861,571
                                              ===========           ===========

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

RESULTS OF OPERATIONS

     COMPARISON OF THREE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

         Net sales for the three months ended June 30, 2000 ("Interim 2000") was $380,753 compared to $2,200,092 for the three months ended June 30, 1999 ("Interim 1999"). The decrease resulted from lower system sales during Interim 2000. Historically, we have experienced significant quarterly fluctuations in operating results due to the relatively small number of high dollar volume sales in any quarter. We expect these fluctuations to continue. Primarily, as a result of the steep declines in capital expenditures in the computer hard disk industry, we expect that we will not achieve break-even results for the second half of 2000.

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

         Cost of sales for Interim 2000 was $499,475 compared to $929,444 for Interim 1999. Gross profit on sales for Interim 1999 was $1,270,648 (58% of net sales) compared to a gross loss $118,722 (31% of net sales) for Interim 2000. The decrease in gross profits reflected the decreased sales for Interim 2000, which was not offset by corresponding decreases in fixed type manufacturing expenses.

         Selling, general and administrative expenses decreased to $645,514 for Interim 2000 from $741,641 for Interim 1999. The decrease of $96,127 (13%) was due primarily to reductions in staffing expenses, travel and field service expenses, offset by increases in commissions and promotional expenses.

         Engineering expenses for Interim 2000 of $250,614 decreased from $267,267 for Interim 1999. The decrease was due primarily to reductions in materials and supplies.

         Interest income (net) was $48,570 for Interim 2000 compared to $47,016 for Interim 1999. This was due to an decrease in average invested funds offset by higher interest rates during Interim 2000 as compared to Interim 1999.

         In Interim 1999, the provision for income taxes reflected an adjustment of the expected annual effective income tax rate. The adjustment resulted in a $298,700 tax provision for Interim 1999. In Interim 2000, no benefit for income taxes has been provided due to the uncertainty regarding the ability to utilize tax operating losses in future periods.

COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

         Net sales for the six months ended June 30, 2000 was $846,197 compared to $2,491,230 for the six months ended June 30, 1999. The decrease resulted from lower system sales during 2000.

         Cost of sales for the six months ended June 30, 2000 was $1,133,636 compared to $1,421,293 for the six months ended June 30, 1999. There was a gross loss on sales for the six months ended June 30, 2000 of $287,439 (34% of net sales) compared to gross profits of $1,069,937 (43% of net sales) for the six months ended June 30, 1999. The decrease in gross profits reflected the decreased sales for the six months ended June 30, 2000, which was not offset by corresponding decreases in fixed type manufacturing expenses.

         Selling, general and administrative expenses decreased to $1,297,618 for the first six months of 2000 from $1,534,486 for the first six months of 1999. The decrease of $236,868 (15%) was due to reductions in personnel levels, travel, rent and field service expenses.

         Engineering expenses for the first six months of 2000 of $493,363 decreased from $539,371 for the first six months of 1999. The decrease of $46,008 (9%) was due to reductions in materials and supplies.

         Interest income (net) was $102,805 for the first six months of 2000 compared to $86,348 for the first six months of 1999. The increase reflected a decrease in average invested funds offset by an increase in average interest rates during 2000.

         In the first six months of 2000, no benefit for income taxes has been provided due to the uncertainty regarding the ability to utilize tax operating losses in future periods. The tax benefit provided in the first six months of 1999 reflected the adjusted effective tax rate expected for fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, the Company had cash and cash equivalents of $3,028,264, a decrease of $815,904 from $3,844,168 at December 31, 1999. Working capital was $5,145,977 at June 30, 2000 as compared to $7,147,446 at December 31, 1999, a decrease of $2,001,469. Cash used by operating activities was $767,549 during the six months ended June 30, 2000 compared to $275,311 of cash provided by operating activities for the same period in 1999 due to operating results, the timing of accounts receivable collections, payments of accounts payable and accrued expenses and receipt of customer advances.

         We are currently negotiating an amendment to and extension of our revolving line of credit with Citizens Bank, which allowed for maximum borrowings of $2,000,000 and required monthly payment of interest on the outstanding balance to maturity on June 30, 2000. Borrowings under the revolving line of credit agreement were limited to 80% of qualifying accounts receivable. Borrowings under the agreement bear interest at the bank's prime rate (9.5% at June 30, 2000). The terms of the loan agreement provided for: (i) the maintenance of certain specified financial ratios including a quick ratio and debt to equity ratio; (ii) a minimum earnings test; and (iii) other negative and affirmative covenants, and restricted certain transactions without the bank's prior written consent. At June 30, 2000, we had no borrowings outstanding under the revolving credit agreement and borrowing availability of approximately $159,000.

         Based on our current cash balances and anticipated results of operations, we believe that we have sufficient funds to meet our working capital requirements for the next 12 months. Thereafter, we anticipate that we could need additional financing to meet our current plans for expansion and working capital needs. No assurance can be given of our ability to obtain financing on favorable terms, if at all. If we are unable to obtain additional financing, our ability to meet our current plan for expansion and working capital needs could be materially adversely affected.

FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements regarding anticipated results of operations, the cyclical nature of the semiconductor and computer hard disk industries, liquidity and other matters. These statements, in addition to statements made in conjunction with the words "anticipate," "expect," "believe," "intend," "seek," "estimate" and similar expressions, are forward-looking statements that are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to the following: business conditions and growth in certain market segments and the general economy; fluctuating operating results; new product development; the cyclical nature of the semiconductor and computer hard disk industries; an increase of competition; increased or continued market acceptance of our products and proposed products; availability of raw materials; the loss of the services of one or more of our key employees, dependence on few customers; the availability of additional capital to fund expansion on acceptable terms, if at all; and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

                           PART II - Other Information

ITEM 1. LEGAL PROCEEDINGS.   Not applicable

ITEM 2. CHANGES IN SECURITIES.   Not applicable

ITEM 3. DEFAULT UPON SENIOR SECURITIES.   None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. On June 9, 2000, we held our Annual Meeting of Stockholders to vote on the following proposals:

     1. To elect one member to the Board of Directors for a three year term. The Nominee for Director was John M. Tarrh ("Proposal No. 1"); and

     2. To ratify and confirm the selection of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 2000 ("Proposal No. 2").

         Of the 2,994,888 shares of common stock of record as of April 17, 2000 able to be voted at the meeting, a total of 2,620,971 shares were voted, or approximately 88% of the issued and outstanding shares of common stock entitled to vote on these matters. Each of the proposals was adopted, with the vote total as follows:

Proposal No. 1                   Votes For                        Votes Withheld
--------------                   ---------                        --------------

John M. Tarrh                    2,613,351                             7,620

         Each of Allan Berman and Eric Chase continue to serve as directors for terms that expire in 2001 and 2002, respectively, and until their successors are duly elected.

Proposal No. 2       Shares Voting For  Shares Voting Against  Shares Abstaining
--------------       -----------------  ---------------------  -----------------

Arthur Andersen, LLP    2,606,629              8,918                 5,424

ITEM 5. OTHER INFORMATION. Effective July 10, 2000, John R. Freeman was elected to serve as our Vice President, Finance, replacing Richard C. Allard.

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

                                        QC OPTICS, INC.


Date:    August 10, 2000                By:/s/ Eric T. Chase
                                           -------------------------------------
                                           Eric T. Chase
                                           Chief Executive Officer and President
                                           (Principal Executive Officer)

Date:    August 10, 2000                By:/s/ John R. Freeman
                                           -------------------------------------
                                           John R. Freeman
                                           Vice President of Finance
                                           (Principal Financial Officer)