Form 10QSB
period 2000-09-30
QC OPTICS INC
filed 2000-11-13
CIK 1017641

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                     Commission File Number
 September 30, 2000                                              1-12337
 ------------------                                              -------


                                 QC OPTICS, INC.
                                 ---------------
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

                        Yes   X                    No
                            -----                     -----

     As of November 1, 2000, the Company had outstanding 2,994,888 shares of Common Stock, $.01 par value per share.


     Transitional Small Business Disclosure Format:  Yes              No   X
                                                         -----           -----

================================================================================

                                 QC OPTICS, INC.

                                      INDEX


PART 1 - FINANCIAL INFORMATION                                             PAGE
                                                                          NUMBER

Item 1.  Financial Statements

             Balance Sheets at September 30, 2000 and
             December 31, 1999                                                 1

             Statements of Operations for the three and nine months
             ended September 30, 2000 and 1999                                 2

             Statements of Cash Flows for the nine months ended
             September 30, 2000 and 1999                                       3

             Notes to Financial Statements                                     4


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                         6


PART II - OTHER INFORMATION

              Item 1. Legal Proceedings                                        9

              Item 2. Changes in Securities                                    9

              Item 3. Default Upon Senior Securities                           9

              Item 4. Submission of Matters to a Vote of Security Holders      9

              Item 5. Other Information                                        9

              Item 6. Exhibits and Reports on Form 8-K                         9


Signatures                                                                    10

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 QC OPTICS, INC.
                                 BALANCE SHEETS

                                                                         September 30,  December 31,
                                                                             2000           1999
                                                                         ------------    -----------
                             ASSETS                                       (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                           $2,347,022     $3,844,168
      Accounts receivable, less allowance of  $50,000                        185,856      1,125,994
      Inventory (Note 3)                                                   2,714,892      2,861,571
      Refundable income taxes                                                      -        201,494
      Prepaid expenses                                                        16,677         58,056
                                                                          ----------     ----------
        Total current assets                                               5,264,447      8,091,283

PROPERTY AND EQUIPMENT, NET                                                   92,464        125,314

OTHER ASSETS                                                                   3,991          4,591
                                                                          ----------     ----------
        Total assets                                                      $5,360,902     $8,221,188
                                                                          ==========     ==========
              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                      $100,501       $102,710
      Accrued payroll and related expenses                                   211,659        252,289
      Accrued income taxes                                                    16,868              -
      Accrued expenses                                                       499,595        499,692
      Customer deposits                                                            -         89,146
                                                                          ----------     ----------
        Total current liabilities                                            828,623        943,837

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value -
         Authorized -- 1,000,000 shares
         Issued and outstanding -- no shares                                       -              -
      Common stock, $.01 par value -
         Authorized -- 10,000,000 shares
         Issued -- 3,309,642 shares at September 30, 2000 and
           3,242,500 shares at December 31, 1999                              33,096         32,425
      Additional paid-in capital                                          10,103,860      9,902,886
      Accumulated deficit                                                 (5,354,677)    (2,657,960)
                                                                          -----------    -----------
                                                                           4,782,279      7,277,351
      Less cost of Common Stock held in treasury (314,754
        shares at September 30, 2000)                                       (250,000)             -
                                                                          -----------    ----------
        Total stockholders' equity                                         4,532,279      7,277,351
                                                                          ----------     ----------
        Total liabilities and stockholders' equity                        $5,360,902     $8,221,188
                                                                          ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                                 QC OPTICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Three Months Ended             Nine Months Ended
                                                                    September 30,                 September 30,
                                                                 2000          1999            2000            1999
                                                                 ----          ----            ----            ----
NET SALES                                                       $340,376    $1,857,386       $1,186,573      $4,348,616

COST OF SALES                                                    294,987       811,614        1,428,623       2,232,907
                                                               ---------     ---------       -----------     ----------
         Gross profit (loss)                                      45,389     1,045,772         (242,050)      2,115,709


OPERATING EXPENSES:
      Selling, general and administrative expenses               604,418       659,745        1,902,036       2,194,231
      Engineering expenses                                       200,379       253,557          693,742         792,928
                                                               ---------     ---------       ----------      ----------
         Total operating expenses                                804,797       913,302        2,595,778       2,987,159
                                                               ----------    ---------       -----------     -----------
         Operating income (loss)                                (759,408)      132,470       (2,837,828)       (871,450)

INTEREST INCOME (NET)                                             41,288        44,997          144,093         131,345
                                                               ----------    ---------       -----------     -----------
         Income (loss) before provision for income taxes        (718,120)      177,467       (2,693,735)       (740,105)

PROVISION FOR INCOME TAXES                                         2,982       145,500            2,982          15,000
                                                               ----------    ---------      ------------     -----------
         Net Income (Loss)                                     ($721,102)      $31,967      ($2,696,717)      ($755,105)
                                                               ==========    =========      ============     ===========

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON AND
   COMMON EQUIVALENT SHARE                                        ($0.24)        $0.01           ($0.88)         ($0.23)
                                                                  =======        =====           =======       =========

DILUTED WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                               2,994,888     3,242,500        3,051,361       3,242,500
                                                               =========     =========        =========       =========







   The accompanying notes are an integral part of these financial statements.

                                 QC OPTICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                                  2000           1999
                                                                                 ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                       ($2,696,717)     ($755,105)
      Adjustments to reconcile net income (loss) to net
       cash provided (used) by operating activities -
          Depreciation and amortization                                            32,850         67,410
          Changes in operating assets and liabilities -
             Accounts receivable                                                  940,138        549,373
             Inventory                                                            146,679        712,466
             Prepaid expenses and other assets                                     41,979         65,693
             Accounts payable                                                      (2,209)        (7,662)
             Accrued expenses and income taxes                                    177,635         56,019
             Customer deposits                                                    (89,146)       (28,990)
                                                                              ------------   ------------
             Total adjustments                                                  1,247,926      1,414,309
                                                                              -----------    -----------
             Net cash provided (used) by operating activities                  (1,448,791)       659,204
                                                                              ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                                0        (11,075)
                                                                              -----------    ------------
             Net cash used in investing activities                                      0        (11,075)
                                                                              -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock                                                    201,645              0
      Purchase of treasury stock                                                 (250,000)             0
                                                                              ------------   -----------
             Net cash used in financing activities                                (48,355)             0
                                                                              ------------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (1,497,146)       648,129

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  3,844,168      3,313,889
                                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $2,347,022     $3,962,018
                                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
      Cash paid (refunded) for -
         Interest                                                                  $6,729         $5,708
                                                                                  =======        =======
         Income taxes                                                           ($213,057)      ($42,151)
                                                                                ==========      =========



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

         Basic and diluted EPS were equal for the three months and nine months ended September 30, 2000 and 1999; therefore, no reconciliation between basic and diluted EPS is required.

3.  INVENTORY

          Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following:

                                               September 30,       December 31,
                                                   2000                1999
                                                   ----                ----
       Raw materials and finished parts         $  803,832          $1,270,450
       Work-in-process                           1,553,029           1,002,563
       Finished goods                              358,031             588,558
                                                ----------          ----------
                                                $2,714,892          $2,861,571
                                                ==========          ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          QC Optics, Inc. designs, manufactures and markets laser-based defect detection systems for the computer hard disk and semiconductor markets. We use our patented and other proprietary technology in lasers and optical systems that scan a computer hard disk or photomask for defects or contamination. Our systems combine automatic handling, clean room capability and computer control with reliable laser-based technology.

RESULTS OF OPERATIONS

     COMPARISON OF THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

         Net sales for the three months ended September 30, 2000 ("Interim 2000") was $340,376 compared to $1,857,386 for the three months ended September 30, 1999 ("Interim 1999"). The decrease resulted from lower system sales during Interim 2000. Historically, we have experienced significant quarterly fluctuations in operating results due to the relatively small number of high dollar volume sales in any quarter. We expect these fluctuations to continue. Primarily, as a result of the steep declines in capital expenditures in the computer hard disk industry, we expect that we will not achieve break-even results for the fourth quarter of 2000.

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

         Cost of sales for Interim 2000 was $294,987 compared to $811,614 for Interim 1999. Gross profit on sales for Interim 1999 was $1,045,772 (56% of sales) compared to $45,389 for Interim 2000. The decrease in gross profit reflected the decreased sales for Interim 2000, which was not offset by corresponding decreases in fixed type manufacturing expenses.

         Selling, general and administrative expenses decreased to $604,418 for Interim 2000 from $659,745 for Interim 1999. The decrease of $ 55,327 (8%) was due primarily to reductions in staffing expenses, travel and field service expenses, offset by increases in insurance, recruitment costs, professional fees and promotional expenses.

         Engineering expenses for Interim 2000 of $200,379 decreased from $253,557 for Interim 1999. The decrease was due primarily to reductions in staffing and related expenses.

         Interest income (net) was $41,288 for Interim 2000 compared to $44,997 for Interim 1999. This was due to a decrease in average invested funds partially offset by higher yields earned during Interim 2000 as compared to Interim 1999.

         In Interim 1999, the provision for income taxes reflected the reversal of tax benefits taken in the first quarter of 1999 based on management's expectation of market conditions and an adjustment of the expected annual effective income tax rate. The adjustment resulted in a $145,500 tax provision for Interim 1999. In Interim 2000, the provision for income taxes has been provided based on the expected effective annual rate for 2000.

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

         Net sales for the nine months ended September 30, 2000 was $1,186,573 compared to $4,348,616 for the nine months ended September 30, 1999. The decrease resulted from lower system sales during 2000.

         Cost of sales for the nine months ended September 30, 2000 was $1,428,623 compared to $2,232,907 for the nine months ended September 30, 1999. There was a gross loss on sales for the nine months ended September 30, 2000 of $242,050 (20% of net sales) compared to a gross profit of $2,115,709 (49% of net sales) for the nine months ended September 30, 1999. The decrease in gross profit reflected the decreased sales for the nine months ended September 30, 2000, which was not offset by corresponding decreases in fixed type manufacturing expenses.

         Selling, general and administrative expenses decreased to $1,902,036 for the first nine months of 2000 from $2,194,231 for the first nine months of 1999. The decrease of $292,195 (13%) was due to reductions in personnel levels, travel, rent and field service expenses, offset by increases in recruitment and promotional expenses.

         Engineering expenses for the first nine months of 2000 of $693,742 decreased from $792,928 for the first nine months of 1999. The decrease of $99,186 (13%) was due primarily to reductions in staffing and related expenses and in materials and supplies.

         Interest income (net) was $144,093 for the first nine months of 2000 compared to $131,345 for the first nine months of 1999. The increase reflected a decrease in average invested funds offset by an increase in average interest rates during 2000.

         In the first nine months of 2000, the provision for income taxes has been provided based on the expected effective annual rate for fiscal 2000. The tax benefit provided in the first nine months of 1999 reflected the adjusted effective tax rate expected for fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, the Company had cash and cash equivalents of $2,347,022, a decrease of $1,497,146 from $3,844,168 at December 31, 1999.

Working capital was $4,435,824 at September 30, 2000 as compared to $7,147,446 at December 31, 1999, a decrease of $2,711,622. Cash used by operating activities was $1,448,791 during the nine months ended September 30, 2000 compared to $659,204 of cash provided by operating activities for the same period in 1999 due to operating results, the timing of accounts receivable collections, payments of accounts payable and accrued expenses and receipt of customer advances.

         We recently amended our revolving line of credit with Citizens Bank. The amended line of credit allows for maximum borrowings of $2,000,000 and requires monthly payment of interest on the outstanding balance to maturity on June 30, 2001. Borrowings under the revolving line of credit agreement are limited to 80% of qualifying accounts receivable. Borrowings under the agreement bear interest at the bank's prime rate (9.5% at September 30, 2000). In the event that we have borrowings under the line of credit, we will be required to maintain certain financial ratios and covenants. In addition, the loan agreement also provides for various negative and affirmative covenants and restricts certain transactions without the bank's prior written consent. At September 30, 2000, we had no borrowings outstanding under the revolving credit agreement and borrowing availability of approximately $159,000.

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

FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements regarding anticipated results of operations, the cyclical nature of the semiconductor and computer hard disk industries, liquidity and other matters. These statements, in addition to statements made in conjunction with the words "anticipate," "expect," "believe," "intend," "seek," "estimate" and similar expressions, are forward-looking statements that are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to the following: business conditions and growth in certain market segments and the general economy; fluctuating operating results; new product development; the cyclical nature of the semiconductor and computer hard disk industries; an increase of competition; increased or continued market acceptance of our products and proposed products; availability of raw materials; the loss of the services of one or more of our key employees; dependence on few customers; the availability of additional capital to fund expansion on acceptable terms, if at all; and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.   Not applicable

ITEM 2. CHANGES IN SECURITIES.   Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.   None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

ITEM 5. OTHER INFORMATION.   None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                (a)   EXHIBITS.  The following exhibits are filed herewith:

                Exhibit
                  No.           Title

                 10.1 First Amendment to Amended and Restated Credit Agreement between the Company and Citizens Bank of Massachusetts

                 10.2         Lease  Agreement  between  the Company and Jonspin
                              Realty Trust

                 27           Financial Data Schedule

              (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           QC OPTICS, INC.


Date:    November 10, 2000                 By:/s/ Eric T. Chase
                                           -------------------------------------
                                           Eric T. Chase
                                           Chief Executive Officer and President
                                           (Principal Executive Officer)

Date:    November 10, 2000                 By:/s/ John R. Freeman
                                           -------------------------------------
                                           John R. Freeman
                                           Vice President of Finance
                                           (Principal Financial Officer)