Form 10KSB
period 2000-12-31
QC OPTICS INC
filed 2001-03-30
CIK 1017641

===================================================================================================

                               U.S. SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C. 20549

                                             FORM 10-KSB

                             Annual Report Under Section 13 or 15(d) of
                                 the Securities Exchange Act of 1934
                             For the fiscal year ended December 31, 2000
                                   Commission file number 1-12337

                                           QC OPTICS, INC.
                                           ---------------
                           (Name of Small Business Issuer in Its Charter)

          Delaware                                                                   04-2916548
----------------------------------                                             --------------------
(State or Other Jurisdiction                                                     (I.R.S. Employer
 of Incorporation or Organization)                                              Identification No.)

46 Jonspin Road, Wilmington, Massachusetts                                            01887
------------------------------------------                                          ---------
(Address of Principal Executive Offices)
(Zip Code)

                                           (978) 657-7007
                                           ---------------
                          (Issuer's Telephone Number, Including Area Code)

                   Securities registered under Section 12(b) of the Exchange Act: None

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

                       Yes  X                                 No
                          -----                                 ------
Indicate by check mark if disclosure of delinquent  filers pursuant to Item 405 of Regulation S-B is not contained  herein,  and will not be contained,  to the best of the  registrant's  knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ___.

         The issuer's net sales for the fiscal year ended December 31, 2000 were $1,941,152.

The aggregate market value of the voting stock held by  non-affiliates  based upon the closing price for such stock on March 23, 2001 was approximately  $894,985. As of March 23, 2001, 2,994,888 shares of Common Stock, $.01 par value per share, and 1,075,000 Redeemable Warrants, of the registrant were issued and outstanding.

                                 Documents Incorporated By Reference

Portions of the Definitive  Proxy  Statement for the Annual Meeting of  Stockholders  for the fiscal year ended December 31, 2000, to be filed pursuant to Regulation  14A (the "Proxy  Statement"),  are incorporated by reference in Part III of this Form 10-KSB.

                     Transitional Small Business Disclosure Format (check one):

                       Yes                                No  X
                          -----                             -----
===================================================================================================

                                               PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         This  report  contains   forward-looking   statements  regarding   anticipated  results  of
operations, the cyclical nature of the semiconductor and computer hard disk industries, competition, marketing  of products  and  proposed  products,  liquidity,  downturns  in the  computer  hard disk industry,  product performance,  patents, patent applications,  adequacy of our facilities and other
matters.  These  statements,   in  addition  to  statements  made  in  conjunction  with  the  words
"anticipate,"  "expect,"  "intend,"  "believe,"  "seek,"  "estimate"  and  similar  expressions  are forward-looking  statements that are based on management's current expectations and are subject to a number of factors and uncertainties  that could cause actual results to differ materially from those described in the  forward-looking  statements.  Such risks and  uncertainties  include,  but are not limited to the following:  business conditions and growth in certain market segments and the general economy;  fluctuating  operating  results;  new  product  development;  the  cyclical  nature of the semiconductor  and computer hard disk  industries;  increasing  competition;  increased or continued
market acceptance of our products and proposed products;  availability of raw materials; the loss of the services of one or more of our key  employees;  the  uncertainty  that existing  patents will be valid, if challenged,  that any additional  patents will be issued,  or that the scope of any patent protection will exclude  competitors;  dependence on few customers;  the  availability of additional capital to fund expansion and working capital needs on acceptable  terms, if at all; and other risks and  uncertainties  indicated  from time to time in our filings  with the  Securities  and  Exchange
Commission. See also "Factors That May Affect Future Results."

GENERAL

         QC Optics, Inc. is a Delaware corporation formed in 1986. We design, manufacture and market laser-based defect detection systems primarily for the semiconductor and computer hard disk markets.
We use our  patented  and other  proprietary  technology  in lasers and optical  systems that scan a computer  hard disk or  photomask  for  defects or  contamination.  Our  systems  combine  automatic handling,  clean room  capability and computer  control with reliable  laser- based  technology.  We believe  that  these  features  enable  us to  maintain  a  strong  presence  in the  United  States
semiconductor  and  computer  hard  disk  inspection   industries  where  high  quality   inspection
capabilities are required.  Our customers include many of the world's largest leading  semiconductor and computer hard disk manufacturers. Currently, we have over 350 systems installed in 17 countries.

         Our  systems,  such as the  API-5000(TM)and  DISKAN(R)-9000,  are  designed to fit into our customers' production line virtually eliminating the need for special handling or special production procedures while performing 100% inspection throughout the process. In addition,  these systems sort out fatal defects on disks and pelliclized photomasks before they cause manufacturing yield or other quality problems. We are also working on research and development for a new, higher-speed  photomask inspection system, which we expect to release as a product during 2001.

MARKETS

         We currently serve primarily two industries with our inspection systems: semiconductors and computer hard disks. In addition,  we plan to continue to develop additional products,  based on our existing patented and proprietary technologies, to further develop laser-based inspection systems.

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

         In the last decade, a number of advancements in photomask design have allowed manufacturers to manufacture integrated circuits with increasingly smaller linewidths. These linewidths are now as low as 0.13 micrometers and less. Since the late 1980's, the development of a number of technologies allowed  photomasks to be used much more efficiently.  During this period,  the demand for photomask inspection  equipment  was less  than the  increased  demand  for  semiconductors  as more  advanced photomask technologies,  such as computer-automated  design equipment and pellicles,  were utilized.
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
Similarly,  demand for  inspection of photomasks  has increased to improve  manufacturing  yields by identifying defects or contaminations in photomasks as early as possible. Quickly attaining and then maintaining  high  yields  is  one  of the  most  important  determinants  of  profitability  in the semiconductor  industry.  We believe that our customers typically experience rapid paybacks on their investments in our inspection systems.  Semiconductor  factories are increasingly expensive to build and equip. Yield management and monitoring systems,  which typically represent a small percentage of the total investment required to build and equip a fabrication  facility,  enable integrated circuit manufacturers  to leverage these  expensive  facilities and improve their returns on investment.  In addition  to  utilizing  state-of-the-art  inspection  systems  on a  statistical  basis to  improve manufacturing  yields,  semiconductor  manufacturers  increasingly  demand  the  ability  to inspect photomasks during the manufacturing process to provide real- time inspection capability.  In-process inspection is a critical yield  enhancement  and cost reduction  technique  because it allows defect detection  in  real-time  rather than waiting  until after final test  results  become  available to discover problems that have a significant negative impact on yield.

         The overall semiconductor  industry has been and could continue to be cyclical with periods of  oversupply.  Our ability to reduce  expenses in response to any such  downturn is limited by our needs for  continued  research  and  development  and for  customer  service and  support.  Previous downturns in capital investment by the semiconductor  fabrication  industry have materially affected our operating  results and other  businesses in the  semiconductor  capital  equipment  industry and future downturns may have similar adverse effects.  Demand for laser inspection  equipment typically lags demand for production  equipment.  In early 2001,  there was a decrease in anticipated  capital expenditures by semiconductor  manufacturers  with most expenditures  expected in the second-half of the year.

COMPUTER HARD DISK INSPECTION

         Computer hard disk  manufacturers  use advanced  deposition  processes to produce thin film disks.  Typically, an aluminum substrate is nickel plated and then precision polished to provide the extremely smooth and flat surface required for the recording head to "fly" over the disk in the disk drive. Other substrates,  such as glass, are sometimes utilized, and the DISKAN(TM)product series is generally  compatible with these  alternative  substrate  materials.  The substrate is then commonly textured  (portions  of the disk are  modified  to  slightly  roughen  the  surface,  to prevent the recording  head from  sticking to the surface of the disk).  Thin films of magnetic  material  and a protective  overcoat are then deposited onto the surface of the disk.  Prior to shipment,  the disks are checked for quality,  most  commonly by visual and  electronic  tests.  Our  computer  hard disk inspection  systems  have  been  utilized  for over 15 years for  inspecting  disks  throughout  the manufacturing process to identify conditions outside set control ranges by inspecting a small sample of the total  production  volume.  Any defect or  contaminant  on the disk  increases  the risk that information cannot be properly stored. As storage densities have increased, the size of defects that affect data storage has decreased,  and computer hard disk  manufacturers have begun to find it cost effective to move from inspecting a sample of their production volume to inspecting close to 100% of their products.  This transition to 100% inspection increases the potential market for computer hard disk inspection equipment.

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

         The computer hard disk industry is currently in a severe,  multi-year  downturn,  which has lead to large  reductions in capital  expenditures.  Technological  advances in data storage density have reduced the average  number of disks per drive,  and unit volume  increases in disk drives have not kept pace with  these  disks per drive  reductions.  As a result,  the unit  volume of disks has decreased. An over capacity of disk production factories has led to a precipitous decline in capital equipment  expenditures in the industry.  As industry  consolidation  and increased  demand for disk drives bring  supply and demand into  balance,  capital  expenditures  will resume.  We believe that eventually the computer hard disk industry will grow, but we do not expect this growth during 2001.

STRATEGY

         Our goal is to maintain a  leadership  position in the  photomask  and  computer  hard disk inspection  system  markets  and use  our  patented  and  proprietary  technology  to  pursue  other opportunities in high  performance  inspection  systems.  We intend to achieve this goal through the implementation of the following strategies:

         *        IMPROVE  MARKETING  EFFORTS FOR  EXISTING  PRODUCTS.  We have  improved our sales, service and marketing  activities in Europe and Asia,  where we believe  long-term market demand exists for  state-of-the-art  inspection  systems in photomasks  and computer hard disks. In the photomask  market, we intend to continue to market our inspection  systems for 100%  requalification of the photomask prior to use in the photolithographic  process. In addition, we plan to improve our network of factory trained service engineers.

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

         *        PROVIDE BROAD RANGE OF PHOTOMASK INSPECTION SOLUTIONS. We provide a broad range of technical  solutions,  leveraged  off of  existing  technologies,  with  different performance  characteristics.  Certain of our inspection systems currently address less complex photomask designs while new products,  such as the API-5000(TM),  are designed to address  the most  sophisticated  photomasks  currently  used.  We are currently  working on research and development for a new,  higher-speed  photomask inspection system, which we expect to release as a new product during 2001.

         *        PROVIDE BROAD RANGE OF COMPUTER HARD DISK INSPECTION SOLUTIONS. Our strategy is to expand and improve our product offerings by strengthening our current technologies to provide 100%  inspection  tools such as the  DISKAN(R)-9000  as well as failure analysis tools, such as the DISKAN(R)-FA-ST.

         *        LEVERAGE  INSTALLED  BASE.  In marketing  new products to existing  customers,  we intend to leverage our existing  customer  base to upgrade over 350 of our systems currently in the field with new product offerings.  Many of our products are built with modular systems that are designed to facilitate future enhancements,  as well as new system software.

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

         Many of our systems are designed to fit into our  customer's  production  lines,  virtually eliminating the need for special handling or production  procedures while performing 100% inspection throughout  the process.  Our systems  sort out fatal  defects on disks and  pelliclized  photomasks before they become  manufacturing  yield or quality  problems.  Our systems have the  sensitivity to detect defects or  contamination  down to less than 0.2  micrometers.  The  DISKAN(R)-9000  provides computer hard disk  manufacturers  with the capability to inspect 100% of their  production  volume.
Compared to our previous equipment,  the DISKAN(R)-9000 provides more than 70% higher throughput and a 30%  reduction  in  footprint.  We  are  also  working  on  research  and  development  for a new, higher-speed photomask inspection system, which we expect to release as a new product during 2001.

         The following is a list of some of our products:

         API-5000(TM):  The API-5000(TM)represents  what we believe is a state-of-the-art system for
inspecting   pelliclized   photomasks.   Defects  on  advanced,   small   featured   photomasks  are
non-destructively  detected and characterized with a sensitivity down to 0.2 micrometers,  using the latest  technologies in ultraviolet  argon ion laser optics and innovative  signal  processing.  The
API-5000(TM)is  capable of inspecting  all four critical  surfaces of the  photomask,  which are the front and back pellicles and the front and back of the photomask. The API-5000(TM) also provides for inspection  both on a  sampling  basis as well as 100%  inspection.  This  allows  the  system to be extremely versatile for needs ranging from incoming inspection to complete process  characterization and documentation.  Utilizing advanced systems control technology, the operator has complete control over all system  operations  and  decisions.  Computers  incorporated  in the  product  and  several communication  ports allow the  API-5000(TM)to be easily integrated into the manufacturing  process, manufacturing resource planning ("MRP") and similar systems.

         QCO-4000(TM)AND  API-3000/5(TM):  These automatic  pelliclized photomask inspection systems
have   sensitivities  of  0.25  micrometers  for  the   QCO-4000(TM)and   0.5  micrometers  for  the
API-3000/5(TM)and  are  compatible  with  many of the  photomasks  most  commonly  used  in  today's semiconductor  manufacturing  processes.  These products are used by semiconductor  manufacturers to qualify  the  photomask  just  prior to its use on  lithography  equipment  as well as for  incoming inspection.  Photomask  manufacturers  utilize these systems for final inspection as well as process control.

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

         DISKAN(R)SERIES:  These are computer  hard disk  inspection  systems that are equipped with integrated automatic handling or external handling systems.  DISKAN(R)-9000 is configured to provide the customer with the ability to inspect 100% of their production and has 70% higher throughput with a 30% smaller footprint than our previous systems. In addition,  we offer the DISKAN(R)-FA-1,  which incorporates multiple  cassette-to-cassette  automatic handling,  and is used to inspect a sample of the customer's total production for process control. The DISKAN(R)-FA-2, where disks are loaded from a single cassette into the system,  is used for failure  analysis,  process  development and process control. The DISKAN(R)-FA-ST, is used for failure analysis and is optimized for glass substrates.

PRODUCTS UNDER DEVELOPMENT

         Our product development strategy is to make continuous improvements to our existing product line by  relying  on our  proprietary  technologies  and to  expand  prior  development  efforts  in applications  related  to the  markets  we serve.  We  currently  have an  engineering  and  product development  staff of 12 individuals  who assist our customers in integrating  our products into the customer's  work  environment.  This work provides us an  opportunity  to keep abreast of new market opportunities for our technologies.

         Currently we are working on product  enhancements  to our photomask  product  line.  During
2000, we introduced the API-5000(TM),  a new photomask  inspection system with sensitivity below 0.2 micrometers to support customers' sub-wavelength  lithography  requirements.  We plan to introduce a next generation photomask inspection tool in 2001, with improved throughput.

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

         Our warranty obligations for our systems generally cover a 12-month period.  However,  many customers  request service and support beyond the warranty period.  Generally,  we have historically derived less than 10% of our revenues from annual service and  maintenance for our installed base of systems.  Some of our systems are currently  serviced  under service  contracts and other  customers purchase repairs on a labor and materials basis. Service revenues for the fiscal year ended December
31,  2000 were  $715,388  compared  to  $842,341  for the  fiscal  year  ended  December  31,  1999.
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
Approximately  88% and 63% of net sales in Fiscal 1999 and Fiscal  2000,  respectively,  were to our five  largest  customers  in  each  fiscal  year.  Sales  to  our  largest  customer  accounted  for approximately  25% of net sales in Fiscal 2000 and 65% of net sales during Fiscal 1999.  The failure to replace sales with sales to other customers in succeeding  periods would have a material  adverse effect on our  business,  financial  condition  and results of  operations.  We expect that sales to relatively  few  customers  will  continue to account for a high  percentage  of our revenues in any accounting  period in the foreseeable  future. A reduction in orders from any such customer,  or the cancellation of any significant order, or the inability of a customer to pay invoices when due could have a material adverse effect on our business,  financial condition and results of operations. None of our customers has entered into a long-term agreement requiring it to purchase our products.

         Due to the substantial purchase price for our products and systems,  revenues and operating results  may vary  significantly  from  quarter to quarter  depending  upon the timing of orders and shipments.

SALES AND MARKETING

         We  market  and  distribute  our  products  directly  in the  United  States.  We also sell internationally  through  manufacturer's  representatives,  distributors  and  directly  to  certain customers.

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

         During Fiscal 2000 and Fiscal 1999, our engineering expenses totaled  approximately 42% and
19% of net sales or $816,000  and  $1,012,000,  respectively.  This  investment  in our product line enables us to meet customer requirements in the future. We expense all software development costs as they are incurred.

         Our business strategy includes investing in or acquiring  companies that offer us access to complementary technologies and new markets.

COMPETITION

         The  markets  we  compete  in  are  highly  competitive  and  are  characterized  by  rapid
technological  change,   evolving  industry  standards,   rapid  product  obsolescence  and  intense
competition.  Competitors in the semiconductor photomask inspection market include Hitachi,  Horiba,
KLA Instruments and Lasertec.  In the computer hard disk inspection market competitors include Brown
& Sharpe Manufacturing Company, Hitachi, Phase Metrics and System Seiko.  Based on the number of installations,  we  believe  we are a  leading  supplier  of  semiconductor  photomask  soft  defect inspection systems and computer hard disk inspection systems. We compete based on our installed base of customers,  engineering and service  capabilities,  breadth of products,  patents and proprietary information  and  reputation.  Many  of our  competitors  and  potential  competitors  have  greater financial,  marketing and technological  resources than us. No assurance can be given that companies with complementary  technologies and greater financial resources will not enter these industries and develop products that are superior to our products or achieve market acceptance.

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

BACKLOG

         Our backlog for  products and  services  was  approximately  $447,000 at December 31, 2000, compared to  approximately  $507,000 at December 31, 1999.  We define  backlog to include only those systems,  accessories  and upgrades  with respect to which a purchase  order has been received and a delivery  schedule has been  specified for shipment over the next twelve (12) months,  and contracts for services to be provided for longer periods up to 36 months.  Cancellations  of product  purchase orders are sometimes subject to cancellation  charges.  Although a significant indicator of business levels, backlog is not necessarily representative of future sales.

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

PROTECTION  OF PROPRIETARY   INFORMATION

         We attempt to protect our proprietary technology through patents,  copyrights,  trademarks, and trade  secrets.  We have filed and obtained a number of patents in the United States and abroad.
Most of the issued  patents  relate to  advanced  inspection  measurement  techniques.  We also have patents pending in the United States and abroad. We have registered trademarks in the United States.

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

EMPLOYEES

         As of  December  31,  2000,  we had a total of 28  employees,  of  which 23 were  full-time employees. None of our employees is represented by a labor union. We consider our relationships with our employees to be  satisfactory.  Our financial  performance  will depend  significantly  upon the continued contributions of our officers and key management,  technical, sales and support personnel, many of whom would be difficult to replace.  No assurance can be given that we will be successful in attracting or retaining qualified personnel.

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
This sublease expires on May 1, 2001.

         Effective May 1, 2001, we will lease our  Wilmington  facility  directly from the landlord.
This lease expires on April 30, 2006. The initial base rent is approximately  $18,000 per month plus utilities and certain other expenses related to the facility.

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

         Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of Fiscal
2000 through the solicitation of proxies or otherwise.

                                               PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our Common Stock is traded on the American Stock Exchange  ("AMEX") under the symbol "OPC."
On March 23,  2001,  the closing  price of the  Company's  Common  Stock as reported on the AMEX was
$0.55.  Our  Redeemable  Warrants are traded on AMEX under the symbol "OPC+." On March 19, 2001, the closing price of the Company's Redeemable Warrants as reported on the AMEX was $0.02.

         As of March 23, 2001, there were approximately 37 holders of record of the Company's Common
Stock and approximately 30 holders of record of our Redeemable  Warrants.  We believe that there are over 1,000  beneficial  owners of our Common Stock and over 500 beneficial  owners of our Redeemable
Warrants.

         For the periods  indicated,  the following  table sets forth the range of high and low sale prices for our Common Stock and Redeemable Warrants as reported by AMEX.

                                                                                      Redeemable
                                                          Common Stock                 Warrants
                                                        High         Low          High         Low
         1999                                           ----         ---          ----         ---
         ----
         First Quarter                                  $2.25        $1.063       $.563        $.125
         Second Quarter                                 $1.50        $.875        $.250        $.125
         Third Quarter                                  $1.375       $.75         $.250        $.063
         Fourth Quarter                                 $1.50        $.75         $.188        $.031

         2000
         ----
         First Quarter                                  $11.50       $1.063       $3.00        $.031
         Second Quarter                                 $3.625       $1.25        $.625        $.25
         Third Quarter                                  $2.875       $1.00        $.563        $.063
         Fourth Quarter                                 $1.563       $.313        $.25         $.031

         2001
         ----
         First Quarter (through March 23, 2001)         $1.04        $.30         $.09         $.02

         We have not paid cash  dividends on our Common Stock since  inception and do not anticipate paying any cash  dividends on our Common Stock in the  foreseeable  future.  We currently  intend to reinvest  earnings,  if  any,  in  the  development  and  expansion  of  our  business.  Any  future determination  with respect to the payment of  dividends  will be subject to the  discretion  of our
Board of Directors  and will depend upon our earnings,  capital  requirements,  financial  position, general economic conditions, and other pertinent factors. Our agreement with our primary bank lender prohibits the payment of dividends without the bank's prior written consent.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following  discussion  and analysis  should be read in  conjunction  with the financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

Year Ended December 31, 2000 ("Fiscal 2000") compared to Year Ended December 31, 1999 ("Fiscal 1999").

         We have been adversely  affected by a general slowdown in capital equipment spending in the computer  disk drive  industry as evidenced by the decrease in unit sales during Fiscal 2000 and the low $447,000 customer order backlog at December 31, 2000.

         Net sales for Fiscal 2000 were  $1,941,152  compared to net sales of $5,350,247  for Fiscal
1999, a decrease of 63.7%.  Historically,  we have experienced significant fluctuations in operating results due to the relatively  small number of high dollar volume sales in any year. We expect these fluctuations to continue.  As a result of the steep declines in capital expenditures in the computer hard disk  industry,  we expect  that we will not achieve  break-even  results for the first half of
2001.

         The Securities and Exchange  Commission released Staff Accounting Bulletin No. 101, Revenue
Recognition  in Financial  Statements  (SAB 101), on December 3, 1999.  SAB 101 provides  additional guidance on the accounting for revenue  recognition  including both broad  conceptual  discussion as well as certain  industry-specific  guidance. During Fiscal 2000, we changed our revenue recognition method for sales  requiring  installation  and  acceptance at the  customer's  site.  Under this new method, we recognize revenue dependent on the terms of the contract, which may specify that the sale is final upon complete  installation  and  acceptance by the customer.  The effect of this change in
Fiscal 2000 was to decrease net sales by $52,742 and there was no effect from this accounting change in Fiscal 1999.

         Cost of sales for Fiscal 2000 was  $1,796,066  as compared to  $2,846,949  for Fiscal 1999.
Gross profit for Fiscal 2000 was $145,086 (7.5% of net sales) as contrasted to $2,503,298  (46.8% of net sales) in Fiscal  1999.  The decrease in gross  profit was due  primarily to decreased  sales in
Fiscal 2000, which was not offset by corresponding decreases in fixed type manufacturing expenses.

         Selling,  general and  administrative  expenses  decreased to $2,355,810 for Fiscal 2000 as compared to $2,860,512 in Fiscal 1999. This decrease of 17.6% was due primarily to reduced personnel levels  and  decreased  travel,  space  costs  and  office  costs in 2000,  offset by  increases  in recruitment costs, consultant fees and promotional expenses.

         Engineering  expenses  decreased  from  $1,012,512  (18.9% of net sales) for Fiscal 1999 to
$816,574 (42.1% of net sales) in Fiscal 2000. The $195,938 (19.4%) decrease in engineering  expenses resulted primarily from decreases in staffing and related expenses.  Research and development costs, which are  included in  engineering  expenses,  decreased  slightly  to $394,000  for Fiscal 2000 as compared to $443,000 for Fiscal 1999.

         Net interest income decreased from $183,404 for Fiscal 1999 to $176,686 for Fiscal 2000 due
to a decrease in investable cash offset partially by an increase in yields.

         The loss before  provision for income taxes of $2,850,612  for Fiscal 2000  increased  from
$1,186,322 in Fiscal 1999.  The increase  reflects the decrease in gross profit  offset  somewhat by smaller decreases in operating expenses.

         The  provision  for income taxes has been provided for Fiscal 2000 and Fiscal 1999 based on the effective annual rates for state income taxes.

         Net loss was  $2,856,696  for Fiscal 2000 as compared to net loss of $1,201,322  for Fiscal
1999.

LIQUIDITY AND CAPITAL RESOURCES

         At  December  31,  2000,  we had cash and cash  equivalents  of  $2,224,318,  a decrease of
$1,619,850 from $3,844,168 at December 31, 1999. Working capital was $4,285,802 at December 31, 2000 as compared to  $7,147,446  at December 31, 1999, a decrease of  $2,861,644.  Cash used by operating activities  was  $1,571,495  in Fiscal 2000  compared to cash  provided by operating  activities  of
$541,354 in Fiscal 1999 due to the increased  operating  losses,  the timing of accounts  receivable collections and refundable income taxes, inventory decreases and decreases in accrued expenses.

         We have a revolving line of credit with Citizens Bank that allows for maximum borrowings of
$2,000,000 and requires  monthly payment of interest on the outstanding  balance to maturity on June
30, 2001.  Borrowings  under the revolving line of credit agreement are limited to 80% of qualifying accounts receivable.  Borrowings under the agreement bear interest at the bank's prime rate (9.5% at
December  31,  2000).  In the event that we have  borrowings  under the line of  credit,  we will be required to maintain certain  financial ratios and covenants.  In addition,  the loan agreement also provides for various negative and affirmative  covenants and restricts certain  transactions without the bank's prior written consent.

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

                               FACTORS THAT MAY AFFECT FUTURE RESULTS

         As previously discussed,  information provided by us or in statements made by our employees from time to time may contain "forward-looking"  information which involves risks and uncertainties.
In  particular,  statements  contained  in  this  report  that  are  not  historical  facts  may  be
"forward-looking"  statements.  Our actual future results may differ significantly from those stated
in any  forward-looking  statements.  Factors that may cause such differences  include,  but are not limited to, the factors discussed below.

         DEPENDENCE  ON CYCLICAL  INDUSTRIES.  Our  business is  significantly  dependent on capital expenditures by semiconductor and computer hard disk  manufacturers.  The semiconductor and computer hard disk industries are cyclical and have historically  experienced periodic downturns,  which have had a severe effect on the demand for capital equipment.  Prior semiconductor and computer hard disk industry  downturns and construction of excess capacity by the industry have adversely  affected our revenues,  gross  margin and net income and have also  adversely  affected  the market price for our
Common  Stock.  Moreover,  the overall  computer  industry  has been and is likely to continue to be cyclical with periods of oversupply.  Recently,  computer hard disk  manufacturers  have experienced excess  capacity  and poor  operating  results  and, as a result,  our sales to  computer  hard disk customers  were  substantially  weaker in 2000 and 1999  compared  to 1998 and 1997.  Our ability to reduce expenses in response to any such downturn is limited by our need for continued  investment in research and development and in customer service and support. A downturn in demand for semiconductor and computer  hard disk  equipment  has had a material  adverse  effect on our  business,  financial condition and results of operations.

         FLUCTUATIONS IN OPERATING RESULTS.  We derive most of our annual revenues from a relatively small number of sales of products,  systems and upgrades.  As a result, any delay in the recognition of revenue for single  products,  systems or upgrades  would have a material  adverse  effect on our results of operations for a given accounting  period.  In addition,  some of our net sales have been realized near the end of a quarter.  Accordingly, a delay in a shipment,  acceptance or installation scheduled  to occur near the end of a  particular  quarter  could  materially  adversely  affect our results of operations for that quarter.

         Our operating results have  historically  been subject to significant  quarterly and annual fluctuations.  We believe that our  operating  results will continue to fluctuate on a quarterly and annual basis due to a variety of factors,  including  but not limited to the cyclical  nature of the industries served by our inspection products,  patterns of capital spending by customers, the timing of significant  orders,  order  cancellations  and shipment  rescheduling,  market acceptance of our products,  fluctuations  in the  grant  and  funding  of  development  contracts,  consolidation  of customers,  unanticipated  delays in design,  engineering or production or in customer acceptance of product shipments,  changes in pricing by us or our competitors, the timing of product announcements or  introductions  by us or our  competitors,  the mix of systems sold, the relative  proportions of product revenues and service revenues, the timing of payments of sales commissions, the availability of components and  subassemblies,  changes in product  development costs,  expenses  associated with acquisitions  and exchange rates.  Over the years, our gross margin has fluctuated and we anticipate that our gross margin will  continue to fluctuate.  We cannot  predict the impact of these and other factors on our financial performance in any future period.

         CUSTOMER  CONCENTRATION AND CREDIT RISK. Relatively few customers account for a substantial portion of our revenues.  Sales to our ten largest customers accounted for approximately 95% and 86%
of net sales for the years ended December 31, 1999 and December 31, 2000 respectively.  Sales to our largest customer  accounted for  approximately 65% and 25% of net sales for the years ended December
31, 1999 and  December  31,  2000,  respectively.  The failure to replace  sales with sales to other customers in succeeding  periods  would have a material  adverse  effect on our business,  financial condition and results of operations.  We expect that sales to relatively few customers will continue to account for a high percentage of our revenues in any accounting period in the foreseeable future.
A reduction in orders from any such  customer,  the  cancellation  of any  significant  order or the inability  of a  customer  to pay  invoices  when due could have a  material  adverse  effect on our business, financial condition and results of operations.  Several companies, including our customers in the computer hard disk industry, have been adversely effected by the general slowdown in the disk industry and are in poor financial condition,  and may represent credit risks. None of our customers has entered into a long-term agreement requiring it to purchase our products.

         NEW PRODUCTS AND TECHNOLOGICAL CHANGE. The semiconductor and computer hard disk industries, in general,  are characterized by rapid  technological  advances,  changing  customer  requirements, evolving industry standards and frequent new product introductions and enhancements. We believe that these trends will continue into the foreseeable  future. Our success will depend upon our ability to enhance our  existing  products  and to develop new products to meet  customer  requirements  and to achieve  market  acceptance.  There can be no assurance  that we will be successful  in  introducing products  or  product  enhancements  on a  timely  basis,  if at  all,  or  that  we will be able to successfully market these products and product enhancements once developed. Further, there can be no assurance  that our products  will not be rendered  obsolete by new  industry  standards or changing technology.

         HIGHLY COMPETITIVE INDUSTRIES.  The markets for our products are highly competitive and are subject to rapid technological change,  evolving industry standards,  rapid product obsolescence and intense competition.  Competitors in the semiconductor  photomask inspection market include Hitachi,
Horiba,  KLA  Instruments  and Lasertec.  In the computer hard disk  inspection  market  competitors include Brown & Sharpe Manufacturing Company,  Hitachi, Phase Metrics and System Seiko. A number of our current and potential  competitors have substantially greater resources than we do. There can be no assurance  that we will be successful in selling our products to end users,  regardless of the performance or the price of our products.  Competitors may develop superior  products or products of similar quality at the same or lower prices.  Other technical  innovations may impair our ability to market our products. There can be no assurance that we will be able to compete successfully.

         PATENTS  AND  PROPRIETARY  INFORMATION.  We attempt to protect our  proprietary  technology through  patents,  copyrights,  trademarks  and trade  secrets.  No assurance can be given as to the issuance of additional patents or, if so issued, as to their scope and validity. Patents granted may not provide meaningful protection from competitors. Even if a competitor's products were to infringe patents owned by us, it would be costly for us to enforce our rights in an  infringement  action and would  divert  funds and  other  resources  from our  operations.  In  addition,  effective  patent, copyright,  trademark and trade secret  protection may be unavailable or limited in certain  foreign countries.  Expiration of our patents could cause additional  competitive pressure. No assurance can be given that our products or processes will not infringe any patents or other intellectual property rights of third parties.  If our products or processes do infringe the rights of third  parties,  no assurance  can be  given  that we can  obtain a  license  from the  intellectual  property  owner on commercially reasonable terms or at all.

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

         We rely on  trade  secrets  that we seek to  protect,  in  part,  through,  confidentiality agreements with employees,  consultants and our customers and potential customers.  No assurance can be given that these  agreements  will not be breached,  that we will have adequate  remedies for any breach or that our trade secrets will not otherwise  become known to or  independently  developed by competitors.  As we intend to enforce our patents,  trademarks  and copyrights and protect our trade secrets, we may be involved from time to time in litigation to determine the  enforceability,  scope and  validity of these  rights.  Any such  litigation  could  result in  substantial  cost to us and diversion of effort by our management and technical personnel.

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

         ELIGIBILITY FOR AMEX TRADING.  Although our Common Stock and Redeemable  Warrants currently trade on the AMEX, their continued  inclusion could depend on our ability to meet certain guidelines established  for  the  system.  Although  continued  listing  on AMEX is not  based  on any  precise mathematical  formula,  AMEX has  established  guidelines  for  suspending  dealings  in or removing securities from the list, which include certain stockholder equity minimums,  operating results, and if the market value of publicly  held shares is less than  $1,000,000.  In the first quarter of 2001 and in prior  periods,  the value of our  publicly  held shares has at certain  times been less than
$1,000,000.  If our  securities  become  ineligible for trading on the system for these or any other reason,  our  securities  may be subject to a rule under the  Securities  Exchange  Act of 1934 that imposes additional stringent sales practice requirements on broker-dealers who sell our Common Stock which could result in  significantly  less  liquidity  for and/or a decreased  trading  price of our
Common Stock.

         CONTROL BY EXISTING  STOCKHOLDERS.  As of March 23, 2001, the QC Optics,  Inc. Voting Trust
and Kobe Steel USA Holdings,  Inc.  beneficially own approximately 54% of the Company's  outstanding shares of Common Stock.  Accordingly,  acting  together they have the ability to control all matters requiring approval by our stockholders,  including the election of directors.  This concentration of ownership may also have the effect of delaying or preventing a change of control of QC Optics.

         RISKS ASSOCIATED WITH  INTERNATIONAL  SALES AND OPERATIONS.  Based on the location to which products  were shipped or services  were  rendered,  sales to customers in countries  other than the
United States accounted for 73%, and 61% of net sales in Fiscal 1999 and Fiscal 2000,  respectively.
We anticipate that the international shipments will continue to account for a significant portion of net sales for the foreseeable future.  Sales and operations outside of the United States are subject to certain  inherent  risks,  including  fluctuations  in the value of the U. S. dollar  relative to foreign  currencies,  tariffs,  quotas,  taxes and other  market  barriers,  political  and economic instability, restrictions on the export or import

of technology,  potentially limited intellectual  property protection,  difficulties in staffing and managing  international  operations  and  potentially  adverse  tax  consequences.  There  can be no assurance  that any of these  factors  will not have a  material  adverse  effect  on our  business, financial  condition or results of operations.  In particular,  although our international sales are primarily  denominated in U. S. dollars,  currency  exchange  fluctuations  in countries where we do business  could  materially  adversely  affect our  business,  financial  condition  and  results of operations by rendering us less price-competitive than foreign manufacturers.

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

         HEALTH AND SAFETY  REGULATIONS  AND  STANDARDS.  Our products and  worldwide  operation are subject to numerous governmental  regulations designed to protect the health and safety of operators of  manufacturing  equipment.  In  particular,  the European  Union ("EU")  regulations  relating to
electromagnetic  fields,   electrical  power  and  human  exposure  to  laser  radiation  have  been implemented.  In addition, numerous domestic semiconductor  manufacturers,  including certain of our customers,  have  subscribed  to  voluntary  health and safety  standards  and  decline to  purchase equipment  not meeting  such  standards.  We believe  that our  products  currently  comply with all applicable material governmental health and safety regulations and standards, including those of the
EU, and with the voluntary industry standards  currently in effect. In part because the future scope of these and other regulations and standards cannot be predicted,  there can be no assurance that we will be able to comply with any future regulations or industry standards. Noncompliance could result in  governmental  restrictions  on sales or  reductions  in  customer  acceptance  of our  products.
Compliance may also require significant product  modifications;  potentially  resulting in increased costs and impaired product performance.

         Dependence on Key Personnel and Possible Lack of  Availability of Qualified  Personnel.  We
are  dependent to a large degree on the  experience  and abilities of our Chief  Executive  Officer,
President and Chairman, Eric T. Chase, and our Vice President of Technology, Jay L. Ormsby. The loss of the services of either of these individuals could have a material adverse effect on our business, financial condition and results of operations.  The Company has entered into employment  agreements, containing  noncompetition  restrictions,  with each of Messrs.  Chase and  Ormsby.  We are the sole beneficiary of key person life insurance policies, each in the amount of $1,000,000, on the lives of
Messrs. Chase and Ormsby.

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

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following financial statements are filed as part of this report:
                                                                                                 Page
                                                                                                 ----

     Report of Independent Auditors............................................................   F-2
     Balance Sheets as of December 31, 1999 and December 31, 2000..............................   F-3
     Statements of Operations for the years ended December 31, 1999 and
        December 31, 2000......................................................................   F-4
     Statements of Stockholders' Equity for the years ended
        December 31, 1999 and December 31, 2000................................................   F-5
     Statements of Cash Flows for the years ended December 31, 1999 and
     December 31, 2000.........................................................................   F-6
     Notes to Financial Statements.............................................................   F-7

ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On January 2, 2001,  we and Arthur  Andersen  LLP mutually  agreed to  terminate  our audit relationship.  Effective January 2, 2001, Arthur Andersen LLP resigned as our independent  auditors.
The Board of  Directors  accepted the  resignation  of Arthur  Andersen LLP and the Audit  Committee
approved the selection of the new independent auditors.

         There were no disagreements  between us and our former  independent  auditors regarding any matters of accounting principles or practices,  financial statement disclosure, or auditing scope or procedures  in connection  with the audit of each of our fiscal years in the period  January 1, 1995 through  December 31, 1999 or at any time subsequent  thereto and prior to such  resignation,  which would have caused Arthur  Andersen LLP to make reference to the subject matter of such  disagreement in connection with its report.

         The report of Arthur  Andersen  LLP upon our  financial  statements  for each of our fiscal years in the period January 1, 1995 through  December 31, 1999 contained  neither an adverse opinion nor a disclaimer of opinion nor was such report qualified or modified as to uncertainty, audit scope or accounting principles.

         On January 4, 2001, we engaged the services of Cayer Prescott Clune &  Chatellier,  LLP as our new independent auditors.

                                              PART III

         Items 9 to 12 are  incorporated by reference to our definitive  Proxy Statement to be filed with the Securities and Exchange Commission in April 2001.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

(A)   EXHIBITS.

(1)   The following exhibits are filed herewith:

EXHIBIT
  NO.       TITLE

23.1        Consent of Cayer Prescott Clune & Chatellier, LLP.

The following  exhibits  were filed as part of our  Quarterly  Report on Form 10-QSB for the quarter ended September 30, 2000 and are incorporated herein by reference:

EXHIBIT
  NO.       TITLE

10.1        First Amendment to Amended and Restated Credit Agreement between the Company and Citizen's
            Bank of Massachusetts.

10.2        Lease  Agreement  between the Company and Jonspin  Realty  Trust.

The following  exhibits  were filed as part of our  Quarterly  Report on Form 10-QSB for the quarter ended June 30, 1998 and are incorporated herein by reference:

EXHIBIT
  NO.       TITLE

10h         Allonge to Promissory Note of the Company to State Street Bank and Trust Company ("State
            Street"), dated June 29, 1998.

10j         Amended and Restated Credit Agreement by and between the Company and State Street, dated
            June 29, 1998.

The  following  exhibits  were  filed  as part of our  Registration  Statement  on  Form  SB-2  (No.
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

4b          Specimen Common Stock Certificate.

4c          Form of Representative's Warrant Agreement (revised).

4e          Specimen Warrant Certificate.

4f          Form of Warrant  Agreement  between the Company and the Warrant Agent.

9           QC Optics Voting Trust u/d/t dated as of October 27, 1995 by and among Eric T. Chase, as trustee,  and Eric T. Chase, Karl Andrew Bernal,  Jay L. Ormsby, John R. Freeman, Albert
            E.Tobey and Abdu Boudour.

10p         1996 Stock Option Plan.

10q         1996  Director   Formula  Stock  Option Plan.

10r         Form of Employment  Agreements  effective as of July 1, 1996 entered into by and between the Company and Eric T. Chase, Jay L. Ormsby and Abdu Boudour.

(b)         Reports on Form 8-K.

         On January 4, 2001, we filed a Current  Report on Form 8-K  concerning  the  resignation of
Arthur  Andersen LLP as our independent  auditors,  and the engagement of Cayer Prescott Clune &
Chatellier, LLP as our new independent auditors.

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

         Name                                       Capacity                          Date
         ----                                       --------                          ----

/s/ Eric T. Chase                          President, Chief Executive Officer,        March 30, 2001
----------------------------------         and Chairman of the Board of
Eric T. Chase                              Directors (Principal Executive
                                           Officer)

/s/ John R. Freeman                        Vice President of Finance                  March 30, 2001
----------------------------------         (Principal Financial
John R. Freeman                            and Principal Accounting Officer)

/s/ Allan Berman                           Director                                   March 30, 2001
---------------------------------
Allan Berman

/s/ John M. Tarrh                          Director                                   March 30, 2001
---------------------------------
John M. Tarrh

                                           QC Optics, Inc.
                                           ===============

                                        FINANCIAL STATEMENTS
                               YEARS ENDED DECEMBER 31, 2000 AND 1999
                                                WITH
                                    INDEPENDENT AUDITORS' REPORT

                                           QC Optics, Inc.
                                           ===============

                                          Table of Contents
____________________________________________________________________________________________________

Page(s)

Independent Auditors' Report...............................................................       F2

Balance Sheets.............................................................................       F3

Statements of Operations...................................................................       F4

Statements of Stockholders Equity..........................................................       F5

Statements of Cash Flows...................................................................       F6

Notes to Financial Statements..............................................................     F7-F16

____________________________________________________________________________________________________

                                                 F1

                                    INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and
Stockholders of QC Optics, Inc.

     We have audited the balance sheet of QC Optics,  Inc. (a Delaware  Corporation)  as of December
31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended.  These financial  statements are the  responsibility  of the Company's  management.  Our responsibility  is to  express  an opinion on these  financial  statements  based on our audit.  The financial  statements  of QC Optics,  Inc. as of December 31, 1999,  were audited by other  auditors whose report dated February 23, 2000, expressed an unqualified opinion on those statements.

         We conducted our audit in  accordance  with auditing  standards  generally  accepted in the
United  States of  America.  Those  standards  require  that we plan and perform the audit to obtain reasonable  assurance about whether the financial statements are free of material  misstatement.  An audit includes  examining,  on a test basis,  evidence supporting the amounts and disclosures in the financial  statements.  An  audit  also  includes  assessing  the  accounting  principles  used  and significant  estimates made by management,  as well as evaluating  the overall  financial  statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion,  the 2000 financial  statements  referred to above present  fairly,  in all material respects, the financial position of QC Optics, Inc. as of December 31, 2000 and the results of its  operations  and its  cash  flows  for the year  then  ended in  conformity  with  accounting principles generally accepted in the United States of America.

                                                          CAYER PRESCOTT CLUNE & CHATELLIER, LLP

Providence, Rhode Island
February 22, 2001

____________________________________________________________________________________________________

                                                 F2

                                                           QC OPTICS, INC.
                                                           ===============

                                                           BALANCE SHEETS
                                                     DECEMBER 31, 2000 AND 1999
____________________________________________________________________________________________________________________________________

                                                               ASSETS
                                                               ======
                                                                                                2000                   1999
                                                                                                ----                   ----
CURRENT ASSETS:
  Cash and cash equivalents.............................................................     $ 2,224,318           $ 3,844,168
  Accounts receivable, less allowance of $50,000 at December 31, 2000 and 1999..........         192,112             1,125,994
  Inventory.............................................................................       2,314,908             2,861,571
  Refundable income taxes...............................................................               0               201,494
  Prepaid expenses......................................................................          40,991                58,056
                                                                                             ---------------------------------
      TOTAL CURRENT ASSETS..............................................................       4,772,329             8,091,283
                                                                                             ---------------------------------

PROPERTY AND EQUIPMENT, NET.............................................................          82,855               125,314
                                                                                             ---------------------------------

Other assets............................................................................           3,643                 4,591
                                                                                             ---------------------------------

      TOTAL ASSETS......................................................................     $ 4,858,827           $ 8,221,188
                                                                                             =================================

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                                ====================================

CURRENT LIABILITIES:
  Accounts payable.......................................................................    $    46,640           $   102,710
  Accrued payroll and related expenses...................................................        143,746               252,289
  Accrued commissions....................................................................          3,956                21,539
  Accrued expenses.......................................................................        228,193               478,153
  Customer deposits/Deferred revenue.....................................................         63,992                89,146
                                                                                             ---------------------------------
      TOTAL CURRENT LIABILITIES..........................................................        486,527               943,837
                                                                                             ---------------------------------
STOCKHOLDER'S EQUITY:
  Preferred stock, $.01 par value--
    Authorized 1,000,000 shares
    Issued and outstanding--no shares at December 31, 2000 and 1999.......................           -0-                   -0-
  Common stock, $.01 par value--
    Authorized - 10,000,000 shares
    Issued - 3,309,642 and 3,242,500 shares, outstanding 2,994,888 and 3,242,500
      at December 31, 2000 and 1999, respectively........................................         33,096                32,425

  Additional paid-in-capital.............................................................     10,103,860             9,902,886
  Less cost of common stock held in treasury (314,754 shares)............................       (250,000)                    0
  Accumulated deficit....................................................................     (5,514,656)           (2,657,960)
                                                                                             ---------------------------------
      TOTAL STOCKHOLDER'S EQUITY.........................................................      4,372,300             7,277,351
                                                                                             ---------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........................................    $ 4,858,827           $ 8,221,188
                                                                                             =================================

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.
____________________________________________________________________________________________________________________________________

                                                                 F3

                                                           QC OPTICS, INC.
                                                           ===============

                                                      STATEMENTS OF OPERATIONS
                                               YEARS ENDED DECEMBER 31, 2000 AND 1999
____________________________________________________________________________________________________________________________________

                                                                                               2000                  1999
                                                                                               ----                  ----

Net sales...............................................................................    $ 1,941,152          $  5,350,247

Cost of sales...........................................................................      1,796,066             2,846,949
                                                                                            ---------------------------------

Gross profit............................................................................        145,086             2,503,298
                                                                                            ---------------------------------
OPERATING EXPENSES:
  Selling, general and administrative expenses..........................................      2,355,810             2,860,512
  Engineering Expenses..................................................................        816,574             1,012,512
                                                                                            ---------------------------------
      Total operating expenses..........................................................      3,172,384             3,873,024
                                                                                            ---------------------------------

      OPERATING LOSS....................................................................     (3,027,298)           (1,369,726)

Interest income.........................................................................        185,311               191,008

Interest expense........................................................................         (8,625)               (7,604)
                                                                                            ----------------------------------

      LOSS BEFORE PROVISION FOR INCOME TAXES............................................     (2,850,612)           (1,186,322)

Provision for income taxes..............................................................          6,084                15,000
                                                                                            ---------------------------------

      NET LOSS..........................................................................    $(2,856,696)         $ (1,201,322)
                                                                                            ==================================

Basic and diluted net income (loss) per common and common equivalent share..............    $     (.94)         $      (0.37)

Basic and diluted weighted average common and common equivalent shares
  outstanding...........................................................................      3,037,165             3,242,500
                                                                                           ==================================

                             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.
____________________________________________________________________________________________________________________________________

                                                                 F4

                                                           QC OPTICS, INC.
                                                           ===============

                                                 STATEMENTS OF STOCKHOLDERS' EQUITY
                                               YEARS ENDED DECEMBER 31, 2000 AND 1999
____________________________________________________________________________________________________________________________________

                                                                          Common Stock      Additional                   Total
                                                                              Held           Paid-in     Accumulated   Stockholders'
                                 Preferred Stock      Common Stock         in Treasury       Capital       Deficit       Equity
                               ----------------- ------------------- -------------------- ------------ ------------- ---------------
                               Number of          Number of            Number of
                                Shares  Par Value  Shares  Par Value    Shares   Par Value
                               -------- --------- -------- --------- ----------- ---------

BALANCE, DECEMBER 31, 1998        0      $0     3,242,500   $ 32,425                         $9,902,886   $(1,456,638)   $8,478,673

NET LOSS                                                                                                   (1,201,322)   (1,201,322)
                               -----------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999                      3,242,500     32,425                          9,902,886    (2,657,960)    7,277,351

Issuance of stock                                  67,142        671                            200,974                     201,645

Common stock acquired and held
in treasury  February 28, 2000                   (314,754)              314,754  $(250,000)                               (250,000)

NET LOSS                                                                                                   (2,856,696)   (2,856,696)
                               -----------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000        0      $0     2,994,888   $ 33,096    314,754  $(250,000) $10,103,860   $(5,514,656)   $4,372,300
                               =====================================================================================================

                              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

____________________________________________________________________________________________________________________________________

                                                                 F5

                                                            QC OPTICS, INC.
                                                            ===============

                                                       STATEMENTS OF CASH FLOWS
                                                YEARS ENDED DECEMBER 31, 2000 AND 1999
____________________________________________________________________________________________________________________________________

                                                                                               2000                  1999
                                                                                               ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..............................................................................   $(2,856,696)           $(1,201,322)
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization.......................................................        42,459                 61,886
  (Increase) decrease:
    Accounts receivable.................................................................       933,882                771,570
    Inventory...........................................................................       546,663                870,563
    Prepaid expenses and other assets...................................................       219,507                 41,010
  Increase (decrease) in:
    Accounts payable....................................................................       (56,070)               (16,704)
    Accrued expenses....................................................................      (376,086)                57,637
    Customer deposits/deferred revenue..................................................       (25,154)               (43,286)
                                                                                            ---------------------------------
      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES..................................    (1,571,495)               541,354
                                                                                            ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment....................................................                0             (11,075)
                                                                                            ---------------------------------
      NET CASH USED BY INVESTING ACTIVITIES.............................................                0             (11,075)
                                                                                            ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock................................................       201,645                      0
  Purchase of treasury stock............................................................      (250,000)                     0
                                                                                            ---------------------------------
      NET CASH USED BY FINANCING ACTIVITIES.............................................       (48,355)                     0
                                                                                            ---------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................................    (1,619,850)               530,279

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR............................................     3,844,168              3,313,889
                                                                                            ---------------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR..................................................    $2,224,318           $  3,844,168
                                                                                            =================================

Supplemental disclosures of cash flow information:
  Cash paid (refunded) for--

    Interest............................................................................    $    8,625        $         7,604
                                                                                            =================================

    Income taxes........................................................................    $ (210,337)        $    (48,105)
                                                                                            =================================

                              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.
____________________________________________________________________________________________________________________________________

                                                                 F6

                                           QC OPTICS, INC.
                                           ===============

                                    NOTES TO FINANCIAL STATEMENTS
                                     DECEMBER 31, 2000 and 1999
____________________________________________________________________________________________________

1.       DESCRIPTION OF BUSINESS

                  QC  Optics,  Inc.  (the  Company)  was  formed in 1986 and  manufactures  high-end critical surface  inspection  systems for sales to the semiconductor and computer hard disk industries.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         REVENUE RECOGNITION

                  The Company  recognizes revenue upon shipment of its products that are shipped FOB shipping point and those that do not require  installation  or acceptance at the customer's site.  During the year ended December 31, 2000 the Company changed its revenue  recognition method for sales requiring  installation and acceptance at the customers site in accordance with Staff Accounting Bulletin (SAB) No.101, "Revenue Recognition in Financial Statements."
         The new method of accounting for these sales was adopted  retroactively to January 1, 2000.
         Under this new method,  the Company now  recognizes  revenue  dependent on the terms of the contract,  which  may  specify  that the  sale is  final  upon  complete  installation  and acceptance  by the  customer.  The effect of this change in  accounting  for the year ended
         December 31, 2000 was to decrease income (and increase deferred revenue) by $52,742 or $.02 per basic and diluted common and common equivalent shares. There is no cumulative effect of this  accounting  change  due to the fact that  there  were no sales  which  were not fully accepted as of January 1, 2000.

                  Revenues  from the sale of spare  parts are  recognized  at the time the items are shipped.  Revenues from service and maintenance  agreements are recognized ratably over the period covered by the agreement. Net sales of the Company by products,  spares, and service were as follows:
                                                                       2000             1999
                                                                       ----             ----
                  Products.......................................   $   482,960       $3,944,360
                  Spares and service.............................     1,458,192        1,405,887
                                                                    ----------------------------
                      Total sales................................    $1,941,152       $5,350,247
                                                                     ===========================

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

                                                                                         (CONTINUED)
____________________________________________________________________________________________________

                                                 F7

                                           QC OPTICS, INC.
                                           ===============

                                    NOTES TO FINANCIAL STATEMENTS
                                     DECEMBER 31, 2000 and 1999
____________________________________________________________________________________________________

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         RESEARCH AND DEVELOPMENT COSTS

                  Research  and  development  costs are  expensed  as incurred  and are  included in engineering expenses in the accompanying statements of operations. Research and development costs for the years ended December 31, 2000 and 1999 amounted to approximately $394,000 and
         $443,000, respectively.

         CASH AND CASH EQUIVALENTS

                  Cash  and  cash  equivalents  include  highly  liquid  investments  with  original maturities  of three  months or less.  Cash  equivalents  represents  funds held in a money market  account.  The balances of the money  market  accounts at December 31, 2000 and 1999 were $2,192,009 and $3,862,737, respectively.

         INVENTORY

                  Inventory  is stated  at the lower of cost  (first-in,  first-out)  or market  and consists of the following:
                                                                       2000            1999
                                                                       ----            ----
                  Raw materials and finished parts............     $  727,775       $1,270,450
                  Work-in-process.............................      1,201,221        1,002,563
                  Finished goods..............................        385,912          588,558
                                                                   ---------------------------
                      TOTAL...................................     $2,314,908       $2,861,571
                                                                   ===========================

                  Work-in-process and finished goods inventories  include  material,  labor and manufacturing overhead.

                  The inventory  components  noted above are net of an allowance of  $2,185,000  and
         $1,450,000  for old and or  obsolete  inventory  on hand at  December  31,  2000 and  1999, respectively.

         PROPERTY AND EQUIPMENT

                  Property  and  equipment  are stated at cost.  Maintenance  and  repair  items are charged to expense when incurred;  renewals and betterments are capitalized.  When property and equipment are retired or sold,  their costs and related  accumulated  depreciation  are removed from the accounts,  and any resulting gain or loss in included in income.  Property under capital  leases is recorded at the lower of the present  value of the future  minimum lease  payments  or the fair value of the  property  at the  beginning  of the lease  term.
         Leasehold improvements are depreciated over the life of the lease or useful life, whichever is shorter.

                  The Company provides for depreciation  using the straight-line  method to amortize the cost of plant and equipment over their estimated  useful lives,  which are generally as follows:
                                                                       Estimated
                          Asset Classification                         Useful Life
                          --------------------                         -----------
                         Furniture and fixtures                        3 - 8 years
                         Machinery and equipment                       3 - 8 years
                         Motor vehicles                                3 - 5 years

                  Accumulated  depreciation  of property and  equipment was $362,261 and $331,603 at
         December 31, 2000 and 1999, respectively.
                                                                                         (CONTINUED)
____________________________________________________________________________________________________

                                                 F8

                                           QC OPTICS, INC.
                                           ===============

                                    NOTES TO FINANCIAL STATEMENTS
                                     DECEMBER 31, 2000 and 1999
____________________________________________________________________________________________________

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                                 Net sales for the                       Accounts Receivable as of
                             Years Ended December 31,                           December 31,
                             ------------------------                          ------------
                             2000               1999                      2000              1999
                             ----               ----                      ----              ----

         Company A         $157,000         $3,485,000                 $57,000          $384,000
         Company B          302,000            108,000                  13,000            27,000
         Company C          125,000            644,000                  16,000           457,000
         Company D          484,000                  0                  61,000                 0
         Company E          105,000             20,000                  26,000             2,000

                  The Company maintains its cash and cash equivalents at a bank in Massachusetts and mutual  funds at another  financial  institution  . Accounts at the bank are insured by the
         Federal Deposit  Insurance  Corporation up to $100,000.  Uninsured cash and cash equivalent balances amounted to approximately $2,192,000 and $3,863,000 at December 31, 2000 and 1999,
         respectively.

                  Net sales by region,  denominated in U.S. dollars,  were as follows,  based on the location to which the products were shipped or the services provided:

                                                        For the Years Ended
                                                        -------------------
                                                     2000                 1999
                                                     ----                 ----
         United States..........................    $757,477           $1,448,447
         Asia...................................     533,910            3,253,132
         Europe and Other.......................     649,765              648,668

                                                                                         (CONTINUED)
____________________________________________________________________________________________________

                                                 F9

                                           QC OPTICS, INC.
                                           ===============

                                    NOTES TO FINANCIAL STATEMENTS
                                     DECEMBER 31, 2000 and 1999
____________________________________________________________________________________________________

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         NET INCOME (LOSS) PER COMMON SHARE

                  Basic  earnings per common share is computed by dividing net income  (loss) by the weighted  average  number of shares of common stock  outstanding  during the year.  Diluted earnings per common share is  calculated  the same as basic  except,  if not  antidilutive, stock options are included  using the treasury  stock method to the extent that the average share trading price exceeds the exercise price. Basic and diluted earnings per common share for the years ended  December 31, 2000 and 1999 were equal;  therefore,  no  reconciliation between basic and diluted earnings per common share is required.

         COMPREHENSIVE INCOME (LOSS)

                  Comprehensive  income  (loss) for the years ended  December 31, 2000 and 1999 were equal to the net income (loss) as included in the accompanying  statement of operations for the years ended December 31, 2000 and 1999.

         ADVERTISING COSTS

                  Advertising  expense incurred and included in selling,  general and administrative expenses was  approximately  $40,100 and $0 for the years ended December 31, 2000 and 1999, respectively.

         SEGMENT REPORTING

                  QC Optics  operates in one segment and does not analyze its operations  based upon separate geographical or product-line information.

                                                                                         (CONTINUED)
____________________________________________________________________________________________________

                                                F10

                                           QC OPTICS, INC.
                                           ===============

                                    NOTES TO FINANCIAL STATEMENTS
                                     DECEMBER 31, 2000 and 1999
____________________________________________________________________________________________________

3.       INCOME TAXES

                  The components of the income tax provision (benefit) are as follows:

                                                        For the Years Ended
                                                     2000                1999
                                                     ----                ----
         CURRENT:
           State................................     $6,084             $15,000
                                                     ==========================

         DEFERRED:..............................     $  -0-             $   -0-
                                                     ==========================

                  The Company's effective tax rate differs from the federal statutory rate of 34% in
         2000 and 1999 due to the following:
                                                                             2000             1999
                                                                             ----             ----
         Computed tax provision (benefit) at statutory rate............   $(969,208)       $(403,349)
         INCREASE RESULTING FROM:
           State taxes.................................................       6,084           15,000
           Net operating losses not benefited..........................     778,882          394,994
           Items not deductible for income tax purposes................     190,326            8,355
                                                                          --------------------------
         TOTAL CURRENT INCOME TAX EXPENSE..............................   $   6,084        $  15,000
                                                                          ==========================

                  Deferred income taxes at December 31, 2000 and 1999 consisted of the following:

                                                                         2000               1999
                                                                         ----               ----
         DEFERRED TAX ASSETS:
           Inventories............................................   $   874,000         $  580,000
           Other reserves.........................................       138,000            222,000
           Net operating loss carryforwards.......................     1,188,000            815,000
                                                                     ------------------------------
               TOTAL GROSS DEFERRED TAX ASSETS....................     2,200,000          1,617,000
           Less:  valuation allowance.............................    (2,200,000)        (1,617,000)
                                                                     -------------------------------
               NET DEFERRED TAX ASSETS............................   $       -0-         $      -0-
                                                                     ===============================

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

                  Limitations  on the  utilization  of the Company's  net operating  losses from the management buyout and uncertainty surrounding the ability of the Company to generate future income have caused management to conclude that  realizability of the deferred tax assets as of December 31, 2000 and 1999 is  uncertain.  Management  has,  therefore,  provided a full valuation allowance against its deferred tax assets.

                                                                                         (CONTINUED)
____________________________________________________________________________________________________

                                                F11

                                           QC OPTICS, INC.
                                           ===============

                                    NOTES TO FINANCIAL STATEMENTS
                                     DECEMBER 31, 2000 and 1999
____________________________________________________________________________________________________

3.       INCOME TAXES (Continued)

                  For tax reporting  purposes,  the Company has a U.S.  federal net  operating  loss carryforward of approximately  $3,493,000  subject to Internal Revenue Service (IRS) review and approval,  of which $947,000 is subject to the limitations of stock  ownership  changes discussed  above.  Utilization of the net operating loss  carryforward is contingent on the
         Company's  ability to generate income in the future.  The net operating loss  carryforwards will expire from 2001 to 2009 if not utilized.

4.       COMMITMENTS AND CONTINGENCIES

                  The Company  leases its operating  facilities  under two  noncancelable  operating lease  agreements.  Rent expense for the years ended December 31, 2000 and 1999 amounted to approximately  $237,000 and $298,000,  respectively.  Future minimum  commitments under all noncancelable operating leases are approximately as follows:

                                    2001.............................  $65,000
                                                                       =======

                  On  November 1, 2000 the  Company  terminated  the lease  agreement  for  property located in Santa Clara,  California.  The lease  agreement had one year remaining under the original  terms of the  agreement  dated  January 27,  1999.  The Company paid the landlord
         $8,500 in consideration for the termination of the lease.

                  On June 30, 2000 the  Company  entered  into a lease  agreement  for the  property located in  Wilmington,  Massachusetts.  The current lease on this property is scheduled to expire on May 1, 2001 in accordance  with the terms of the original lease  agreement  dated
         April 15, 1997.  This new lease is for a five year period and will commence on May 1, 2001.
         The future  minimum lease  payments to be made in  accordance  with the terms of this lease agreement are as follows:

                  2001.....................................................    $  144,165
                  2002.....................................................       216,247
                  2003.....................................................       216,247
                  2004.....................................................       220,370
                  2005.....................................................       230,666
                  2006.....................................................        78,261
                                                                              -----------
                      Total................................................    $1,105,956
                                                                               ==========

5.       EMPLOYEE BENEFIT PLAN

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

                  The  Company  charged to expense  approximately  $16,600 and  $113,000  related to contributions  to the Plan for the years ended  December  31, 2000 and 1999,  respectively.
         Included in accrued expenses is  approximately  $5,800 and $79,000 for Company matching and discretionary  contributions  to the Plan for the years ended  December  31, 2000 and 1999, respectively.

                                                                                         (CONTINUED)
____________________________________________________________________________________________________

                                                F12

                                           QC OPTICS, INC.
                                           ===============

                                    NOTES TO FINANCIAL STATEMENTS
                                     DECEMBER 31, 2000 and 1999
____________________________________________________________________________________________________

6.       STOCK OPTION PLANS

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

                  In 1999,  the  Company  granted  options  under the 1996 Plan for the  purchase of
         16,500 shares at $1.220 the estimated fair market value on the date of grant,  which become exercisable  over  three  years  beginning  one year from the date of grant.  In 2000,  the
         Company  granted options under the 1996 Plan for the purchase of 39,000 shares at $1.69 per share, the estimated fair market value on the date of grant,  which become exercisable over three years beginning one year from the date of grant.

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

                  In 2000 the Company  granted  options under the 1996 Formula Plan for the purchase of 15,000  shares at $1.75 per share,  the  estimated  fair market value on the date of the grant, which vest and are exercisable as noted above.

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

                                                                         2000              1999
                                                                         ----              ----
                  Net loss:
                    As reported.....................................  $(2,856,696)      $(1,201,322)
                    Pro forma.......................................   (2,919,696)       (1,287,894)
                  Diluted net loss per common and common
                    equivalent shares-
                    As reported.....................................         (.94)             (.37)
                    Pro forma.......................................         (.96)             (.40)

                  Compensation  expense for options  granted is reflected  over the vesting  period;
         therefore, future compensation expense may increase as additional options are granted.

                                                                                         (CONTINUED)
____________________________________________________________________________________________________

                                                F13

                                           QC OPTICS, INC.
                                           ===============

                                    NOTES TO FINANCIAL STATEMENTS
                                     DECEMBER 31, 2000 and 1999
____________________________________________________________________________________________________

6.       STOCK OPTION PLANS (CONTINUED)

         PRO FORMA STOCK-BASED COMPENSATION EXPENSE (CONTINUED)

                  The fair  value of each  option  grant was  estimated  on the grant date using the
         Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                         2000                1999
                                                                         ----                ----
                  Volatility........................................      42.4%               69%
                  Risk-free interest rate...........................      5.75%              5.41%
                  Expected life of options..........................   5.00 years         5.00 years
                  Dividends.........................................      none               none

                  The  Black-Scholes  option-pricing  model was developed for use in estimating  the
         fair  value  of  traded  options,   which  have  no  vesting  restrictions  and  are  fully
         transferable.  In addition,  option pricing  models require the input of highly  subjective assumptions, including expected stock price volatility. Because the Company's stock options have  characteristics  significantly  different  from those of traded  options  and because changes in the subjective input  assumptions can materially affect the fair value estimate, in management's  opinion,  the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         STOCK OPTION ACTIVITY

                  A summary of the Company's stock option activity is as follows:

                                                                   Year Ended December 31, 2000
                                                  ------------------------------------------------------

                                                          1996 Plan                    Formula Plan
                                                          ---------                    ------------

                                                                 Weighted                    Weighted
                                                   Number of      Average      Number of      Average
                                                    Shares    Exercise Price    Shares    Exercise Price
                                                    ------    --------------    ------    --------------

Options outstanding, beginning of year...........   241,196       $3.77         40,312         $3.49
  Granted........................................    39,000        1.69         15,000          1.75
  Exercised......................................   (49,642)       1.31              0
  Forfeited......................................   (35,734)       1.37              0
                                                    ------------------------------------------------

Options outstanding, end of year.................   194,820       $4.41         55,312         $3.02

Options exercisable..............................   153,887       $5.16         40,312         $3.42
                                                    ================================================

Options available for grant......................   165,180                     44,688
                                                    =======                     ======
Weighted-average fair value of options (whose
exercise price equals market value) granted or
repriced during the year.........................                  $.03                        $.03
                                                                   ====                        ====

                                                                                         (CONTINUED)
____________________________________________________________________________________________________

                                                F14

                                           QC OPTICS, INC.
                                           ===============

                                    NOTES TO FINANCIAL STATEMENTS
                                     DECEMBER 31, 2000 and 1999
____________________________________________________________________________________________________

6.       STOCK OPTION PLANS (CONTINUED)

                                                                  Year Ended December 31, 1999
                                                  -----------------------------------------------------
                                                          1996 Plan                    Formula Plan
                                                          ---------                    ------------
                                                                  Weighted                   Weighted
                                                   Number of       Average      Number of    Average
                                                    Shares     Exercise Price    Shares   Exercise Price
                                                    ------     --------------    ------   --------------

Options outstanding, beginning of year...........   240,372        $3.78         45,000        $3.50
  Granted........................................    16,500         1.22              0
  Exercised......................................         0                           0
  Forfeited......................................   (15,676)        1.30         (4,688)        3.63
                                                    ------------------------------------------------

Options outstanding, end of year.................   241,196        $3.77         40,312        $3.49
                                                    ================================================

Options exercisable..............................   199,182        $4.29         32,812        $3.52
                                                    ================================================

Options available for grant......................   118,804                      59,688
                                                    ========                     ======

Weighted-average fair value of options (whose)
exercise price equals market value) granted or
repriced during the year.........................                  $ .86                       $  --
                                                                   =====                       =====

         A summary of the status of the Company's  stock options at December 31, 2000 is as follows:

                                       Number of              Number of
                      Exercise          Options                Options              Remaining
                        Price         Outstanding            Exercisable        Contractual Life
                        -----         -----------            -----------        ----------------

                                                    1996 PLAN
                     --------------------------------------------------------------------------
                       $1.688           31,250                      0                 9.5 years
                       $1.220            4,500                  1,485                   8 years
                       $1.313           36,570                 29,902            5.5 to 7 years
                       $5.100           15,000                 15,000                 5.5 years
                       $6.300          107,500                107,500                 5.5 years

                                                  FORMULA PLAN
                     --------------------------------------------------------------------------
                       $1.750           15,000                  1,875                 9.5 years
                       $3.250           15,000                 13,125                 6.5 years
                       $3.625           25,312                 25,312                 5.5 years

                                                                                         (CONTINUED)
____________________________________________________________________________________________________

                                                F15

                                           QC OPTICS, INC.
                                           ===============

                                    NOTES TO FINANCIAL STATEMENTS
                                     DECEMBER 31, 2000 and 1999
____________________________________________________________________________________________________

7.       COMMON STOCK WARRANTS

                  At December 31, 2000, there were outstanding warrants to purchase 1,075,000 shares of the Company's  Common Stock for $7.80 per share expiring  October 23, 2001. The warrants are  redeemable  by the  Company at $.20 per  redeemable  warrant on 30 days prior  written notice,  provided that the average  closing bid price of the Common Stock equals or exceeds
         $10.80 per share for 20 consecutive  trading days ending within 10 days prior to the notice of redemption. During the year ended December 31, 2000 17,500 warrants were exercised.

8.       REVOLVING LINE-OF-CREDIT

                  The Company has a revolving  line-of-credit  with  Citizens Bank  (formerly  State
         Street Bank and Trust Company). The revolving line-of-credit agreement allows for a maximum borrowings  of  $2,000,000  and  requires  monthly  payment of interest on the  outstanding balance  to  maturity  on June 30,  2001.  Borrowings  under the  revolving  line-of-credit agreement  are  limited to 80% of  qualifying  accounts  receivable.  Borrowings  under the agreement bear interest at the bank's prime rate (9.5% at December 31, 2000).  The terms of the loan  agreement  provide for the  maintenance  of certain  specified  financial  ratios including  the quick  ratio and debt to  equity,  earnings  tests  and other  negative  and affirmative  covenants and restricts certain  transactions without the bank's prior written consent. At December 31, 2000 the Company had no borrowings outstanding under the revolving line-of-credit  agreement and availability of  approximately  $153,000 upon compliance with the loan covenants.

9.       VOTING TRUST

                  On October 27, 1995, the Company and certain  management  employees of the Company entered  into a voting  trust  agreement  known as the QC Optics  Voting  Trust (the Voting
         Trust),  of which the  president of the Company is trustee.  The Voting Trust  continues in force for a period of 21 years from October 27, 1995 unless terminated  earlier as a result of a merger,  dissolution,  sale of all or substantially  all of the Company's  assets,  or liquidation.  The  Voting  Trust  represented  approximately  35% and 42% of the  Company's outstanding shares at December 31, 2000 and 1999, respectively.

                  In February  2000, the Company  settled  litigation  with one of the  stockholders participating in the Voting Trust. Under the terms of the settlement, the Company purchased the 314,754 shares which were owned by this  stockholder for $250,000.  These common shares are currently held by the Company as treasury stock.

                                                                                         (CONCLUDED)
____________________________________________________________________________________________________

                                                F16