Form 10QSB
period 2001-03-31
QC OPTICS INC
filed 2001-05-10
CIK 1017641

====================================================================================================

                               U.S. SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D.C. 20549

                                             FORM 10-QSB

                      QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF
                                 THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                                         Commission File Number
    March 31, 2001                                                                    1-12337
---------------------                                                         ----------------------

                                           QC OPTICS, INC.
                                           ---------------
                                       (Name of Small Business
                                 Issuer As Specified In Its Charter)

           Delaware                                                                 04-2916548
-------------------------------                                                 ------------------
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

                               Yes   X                                   No
                                   ------                                  -------

As of April 30, 2001, the Company had outstanding  2,994,888 shares of Common Stock,  $.01 par value per share.

     Transitional Small Business Disclosure Format:  Yes              No   X
                                                         ------          ------

====================================================================================================

                                           QC OPTICS, INC.

                                                INDEX

PART 1 - FINANCIAL INFORMATION                                               PAGE
                                                                            NUMBER
                                                                            ------
Item 1.  Financial Statements

             Balance Sheets at March 31, 2001 and
             December 31, 2000                                                 1

             Statements of Operations for the three months
             ended March 31, 2001 and 2000                                     2

             Statements of Cash Flows for the three months
             ended March 31, 2001 and 2000                                     3

             Notes to Financial Statements                                     4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                         6

PART II - OTHER INFORMATION

              Item 1. Legal Proceedings                                        8

              Item 2. Changes in Securities                                    8

              Item 3. DefaultS Upon Senior Securities                          8

              Item 4. Submission of Matters to a Vote of Security Holders      8

              Item 5. Other Information                                        8

              Item 6. Exhibits and Reports on Form 8-K                         8

Signatures                                                                     9

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                           QC OPTICS, INC.
                                           BALANCE SHEETS

                                                                       March 31,    December 31,
                                                                            2001           2000
                                                                      -----------   -----------
                              ASSETS                                  (unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                       $2,266,712     $2,224,318
      Accounts receivable, less allowance of  $50,000                    156,974        192,112
      Inventory (Note 3)                                               2,066,207      2,314,908
      Prepaid expenses                                                    22,781         40,991
                                                                      ----------     ----------
        Total current assets                                           4,512,674      4,772,329

PROPERTY AND EQUIPMENT, NET                                               69,797         82,855

OTHER ASSETS                                                                 435          3,643
                                                                      ----------     ----------
        Total assets                                                  $4,582,906     $4,858,827
                                                                      ==========     ==========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                   $53,388        $46,640
      Accrued payroll and related expenses                               167,983        143,746
      Accrued commissions                                                  1,450          3,956
      Accrued expenses                                                   203,219        228,193
      Customer deposits/deferred revenue                                  87,500         63,992
                                                                      ----------     ----------
        Total current liabilities                                        513,540        486,527

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value -
         Authorized -- 1,000,000 shares
         Issued and outstanding -- no shares                                   0              0
      Common stock, $.01 par value -
         Authorized -- 10,000,000 shares
         Issued -- 3,309,642 shares at March 31, 2001 and
           at December 31, 2000                                           33,096         33,096
      Additional paid-in capital                                      10,103,860     10,103,860
      Less cost of common stock held in treasury (314,754 shares)       (250,000)      (250,000)
      Accumulated deficit                                             (5,817,590)    (5,514,656)
                                                                      -----------    -----------
        Total stockholders' equity                                     4,069,366      4,372,300
                                                                      ----------     ----------
        Total liabilities and stockholders' equity                    $4,582,906     $4,858,827
                                                                      ==========     ==========

             The accompanying notes are an integral part of these financial statements.

                                           QC OPTICS, INC.
                                      STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                                                      Three Months Ended
                                                                  ----------     ----------
                                                                   March 31,      March 31,
                                                                        2001           2000
                                                                  ----------     ----------

NET SALES                                                           $692,723       $465,444

COST OF SALES                                                        401,690        634,161
                                                                  ----------     ----------
         Gross profit (loss)                                         291,033       (168,717)

OPERATING EXPENSES:
      Selling, general and administrative expenses                   498,926        652,104
      Engineering expenses                                           119,997        242,749
                                                                  ----------     ----------
         Total operating expenses                                    618,923        894,853
                                                                  ----------     ----------
         Operating loss                                             (327,890)    (1,063,570)

INTEREST INCOME (NET)                                                 26,756         54,235
                                                                  ----------     ----------
         Loss before provision for income taxes                     (301,134)    (1,009,335)

PROVISION FOR INCOME TAXES                                             1,800              0
                                                                  ----------     ----------
         Net loss                                                  ($302,934)   ($1,009,335)
                                                                  ===========   ============

BASIC AND DILUTED NET LOSS PER COMMON AND
   COMMON EQUIVALENT SHARE                                            ($0.10)        ($0.32)
                                                                      =======        =======

DILUTED WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                                   2,994,888      3,164,985
                                                                   =========      =========

             The accompanying notes are an integral part of these financial statements.

                                           QC OPTICS, INC.
                                      STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                      Three Months Ended
                                                                  ----------     ----------
                                                                   March 31,      March 31,
                                                                        2001           2000
                                                                  ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                     ($302,934)   ($1,009,335)
      Adjustments to reconcile net loss to net
       cash provided (used) by operating activities -
          Depreciation and amortization                                6,300         10,951
          Loss on disposal of asset                                    6,758              0
      (Increase) decrease in:
             Accounts receivable                                      35,138        806,160
             Inventory                                               248,701        183,764
             Prepaid expenses and other assets                        21,418         20,500
      Increase (decrease) in:
             Accounts payable                                          6,748         24,468
             Accrued expenses                                         (3,243)       (32,167)
             Customer deposits/deferred revenue                       23,508        (14,350)
                                                                  ----------     -----------
             Net cash provided (used) by operating activities         42,394        (10,009)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                   0              0
                                                                  ----------     ----------
             Net cash used in investing activities                         0              0

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of Common Stock                                             0        193,443
      Purchase of treasury stock                                           0       (250,000)
                                                                  ----------     -----------
             Net cash used by financing activities                         0        (56,557)
                                                                  ----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  42,394        (66,566)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     2,224,318      3,844,168
                                                                  ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $2,266,712     $3,777,602
                                                                  ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
      Cash paid for -
         Interest                                                     $1,875         $2,896
                                                                     =======        =======
         Income taxes                                                 $1,440             $0
                                                                     =======        =======

             The accompanying notes are an integral part of these financial statements.

                                           QC OPTICS, INC.
                                    NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

         The financial  statements  of QC Optics,  Inc. (the  "Company")  included  herein have been prepared  pursuant to the rules of the Securities and Exchange  Commission for quarterly  reports on
Form 10-QSB and do not include all of the information and footnote disclosures required by generally accepted  accounting  principles.  These statements should be read in conjunction with the financial statements  and notes thereto for the year ended  December 31, 2000  included in the Company's  Form
10-KSB filed with the Securities and Exchange Commission.

         The financial statements and notes herein are unaudited, except for the balance sheet as of
December 31, 2000, but in the opinion of management, include all the adjustments (consisting only of normal,  recurring  adjustments)  necessary to present  fairly the  financial  position,  results of operations and cash flows of the Company.

         The results of operations  for the reported 2001 period are not  necessarily  indicative of the results to be achieved for any future period or for the entire year ended December 31, 2001.

2.  EARNINGS PER SHARE CALCULATION

         Basic EPS is  calculated by dividing net income  (loss) by the  weighted-average  number of common shares outstanding for the period. Diluted EPS is calculated the same as basic except, if not antidultive,  stock  options are  included  using the  treasury  stock method to the extent that the average share trading price exceeds the exercise price.

         Basic and  diluted  EPS were  equal for the three  months  ended  March 31,  2001 and 2000;
therefore, no reconciliation between basic and diluted EPS is required.

3.  INVENTORY

         Inventory is stated at the lower of cost  (first-in,  first-out)  or market and consists of the following:

                                                                          March 31,     December 31,
                                                                            2001            2000
                                                                         ----------      -----------
Raw materials and finished parts .................................       $  704,523      $  727,775
Work-in-process ..................................................        1,177,443       1,201,221
Finished goods ...................................................          184,241         385,912
                                                                         ----------      ----------
                                                                         $2,066,207      $2,314,908
                                                                         ==========      ==========

4.  REVENUE RECOGNITION

         The Company  recognizes revenue upon shipment of its products that are shipped FOB shipping point and those that do not require  installation or acceptance at the customer's  site.  During the year ended December 31, 2000, the Company changed its revenue recognition method for sales requiring installation  and acceptance at the customer's  site in accordance  with Staff  Accounting  Bulletin
(SAB) No.101,  "Revenue Recognition in Financial Statements." The new method of accounting for these sales was  adopted  retroactively  to January  1,  2000.  Under this new  method,  the  Company  now recognizes revenue dependent on the terms of the contract,  which may specify that the sale is final upon complete  installation and acceptance by the customer.  The effect of this change in accounting for the  quarter  ended March 31, 2001 was to increase  income (and  decrease  deferred  revenue) by
$52,742 or $.02 per basic and diluted common and common  equivalent  shares.  There is no cumulative effect of this  accounting  change  due to the fact that  there  were no sales  which were not fully accepted as of January 1, 2000 or March 31, 2000.

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

RESULTS OF OPERATIONS

     COMPARISON OF THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

         Net sales for the three months ended March 31, 2001 ("Interim 2001") was $692,723  compared to $465,444 for the three months ended March 31, 2000 ("Interim  2000").  The increase resulted from higher system sales during Interim 2001.  Historically,  we have experienced  significant  quarterly fluctuations in operating  results due to the relatively small number of high dollar volume sales in any quarter. We expect these fluctuations to continue.  Primarily, as a result of the steep declines in capital  expenditures  in the  computer  hard disk  industry,  we expect that we will not achieve break-even results for the second quarter of 2001.

         We have focused our attention on increasing  sales and rigorous cost controls during recent quarters as  evidenced  by the pretax loss  $301,134 for Interim  2001  compared to  $1,009,335  for
Interim  2000, a decrease of $708,201 and as evidenced by the $275,930  (33%)  decrease in operating expenses from Interim 2000 to Interim 2001.

         Cost of sales for Interim 2001 was $401,690  compared to $634,161 for Interim  2000.  Gross profit on sales for Interim  2001 was $291,033  (42% of sales)  compared to a gross loss of $168,717 for Interim 2000.  The increase in gross profit  reflected the increased  sales for Interim 2000 and decreases in manufacturing expenses.

         Selling,  general and  administrative  expenses decreased to $498,926 for Interim 2001 from
$652,104 for Interim  2000.  The decrease of $153,178  (23.5%) was due  primarily to  reductions  in staffing and related expenses, facilities costs, professional fees and promotional expenses.

         Engineering expenses for Interim 2001 of $119,997 decreased from $242,749 for Interim 2000.
The decrease was due primarily to reductions in staffing and related expenses.

         Interest income (net) was $26,756 for Interim 2001 compared to $54,235 for Interim 2000 due to the decrease in average invested funds.

         In Interim 2000,  the  provision  for income taxes has been provided  based on the expected effective annual rate for 2001.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001, we had cash and cash  equivalents of $2,266,712,  an increase of $42,394 from  $2,224,318 at December 31, 2000.  Working capital was $3,999,134 at March 31, 2001 as compared to  $4,285,802 at December 31, 2000, a decrease of $286,668.  Cash provided by operating  activities was  $42,394  during the three  months  ended  March 31,  2001  compared  to $10,009 of cash used by operating  activities for the same period in 2000 due to operating  results,  the timing of accounts receivable collections, and receipt of customer advances.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.   None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

ITEM 5. OTHER INFORMATION.   None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                          (a)   EXHIBITS.   None

         (b)  Reports  on Form 8-K.  On  January  4,  2001,  we filed a  Current  Report on Form 8-K concerning the resignation of Arthur Andersen LLP as our independent  auditors and the engagement of
Cayer Prescott Clune & Chatellier, LLP as our new independent auditors.

                                             SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant  caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              QC OPTICS, INC.

Date:    May 10, 2001                                         By:/s/ Eric T. Chase
                                                              --------------------------------------
                                                              Eric T. Chase
                                                              Chief Executive Officer and President
                                                              (Principal Executive Officer)

Date:    May 10, 2001                                         By:/s/ John R. Freeman
                                                              --------------------------------------
                                                              John R. Freeman
                                                              Vice President of Finance
                                                              (Principal Financial Officer)

