Form 10QSB
period 2001-06-30
QC OPTICS INC
filed 2001-08-14
CIK 1017641

====================================================================================================

                               U.S. SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D.C. 20549

                                             FORM 10-QSB

                      QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF
                                 THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                                     Commission File Number
    June 30, 2001                                                                1-12337
---------------------                                                     --------------------------

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

     As of August 9, 2001, the Company had outstanding  2,994,888  shares of Common Stock,  $.01 par value per share.

     Transitional Small Business Disclosure Format:  Yes              No  X
                                                         ---             ---
====================================================================================================

                                           QC OPTICS, INC.

                                                INDEX

PART 1 - FINANCIAL INFORMATION                                                             PAGE
                                                                                          NUMBER
                                                                                          ------

Item 1.  Financial Statements

         Balance Sheets at June 30, 2001 and December 31, 2000                              1

         Statements of Operations for the three and six months
         ended June 30, 2001 and 2000                                                       2

         Statements of Cash Flows for the six months ended
         June 30, 2001 and 2000                                                             3

         Notes to Financial Statements                                                      4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                      6

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings                                                          9

         Item 2. Changes in Securities                                                      9

         Item 3. Default Upon Senior Securities                                             9

         Item 4. Submission of Matters to a Vote of Security Holders                        9

         Item 5. Other Information                                                          9

         Item 6. Exhibits and Reports on Form 8-K                                           10

Signatures                                                                                  10

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                           QC OPTICS, INC.
                                           BALANCE SHEETS

                                                                           June 30,    December 31,
                                                                             2001           2000
                                                                        ------------   ------------
                             ASSETS                                      (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                          $2,003,071     $2,224,318
      Accounts receivable, less allowance of  $50,000                        61,702        192,112
      Inventory (Note 3)                                                  2,033,559      2,314,908
      Prepaid expenses                                                       28,653         40,991
                                                                        -----------    -----------
        Total current assets                                              4,126,985      4,772,329

PROPERTY AND EQUIPMENT, NET                                                  17,454         82,855

OTHER ASSETS                                                                 18,456          3,643
                                                                        -----------    -----------
        Total assets                                                     $4,162,895     $4,858,827
                                                                        ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                      $42,740        $46,640
      Accrued payroll and related expenses                                  152,764        143,746
      Accrued expenses                                                      209,586        232,149
      Customer deposits/deferred revenue                                     93,750         63,992
                                                                        -----------    -----------
        Total current liabilities                                           498,840        486,527

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value -
         Authorized -- 1,000,000 shares
         Issued and outstanding -- no shares                                      0              0
      Common stock, $.01 par value -
         Authorized -- 10,000,000 shares
         Issued -- 3,309,642 shares at June 30, 2001 and
          at December 31, 2000                                               33,096         33,096
      Additional paid-in capital                                         10,103,860     10,103,860
      Less cost of common stock held in treasury (314,754 shares)          (250,000)      (250,000)
      Accumulated deficit                                                (6,222,901)    (5,514,656)
                                                                        ------------   ------------
        Total stockholders' equity                                        3,664,055      4,372,300
                                                                        -----------    -----------
        Total liabilities and stockholders' equity                       $4,162,895     $4,858,827
                                                                        ===========    ===========

             The accompanying notes are an integral part of these financial statements.

                                           QC OPTICS, INC.
                                      STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                                               Three Months Ended            Six Months Ended
                                                                     June 30,                      June 30,
                                                               2001         2000           2001         2000
                                                            ---------     ---------     ---------     ---------

NET SALES                                                    $344,319      $380,753    $1,037,042      $846,197

COST OF SALES                                                 195,907       499,475       597,597     1,133,636
                                                            ---------     ---------     ---------     ---------
      Gross profit (loss)                                     148,412      (118,722)      439,445      (287,439)

OPERATING EXPENSES:
      Selling, general and administrative expenses            448,535       645,514       947,461     1,297,618
      Engineering expenses                                    127,051       250,614       247,048       493,363
                                                            ---------     ---------     ---------     ---------
         Total operating expenses                             575,586       896,128     1,194,509     1,790,981
                                                            ---------     ---------     ---------     ---------
         Operating income (loss)                             (427,174)   (1,014,850)     (755,064)   (2,078,420)

INTEREST INCOME (NET)                                          22,713        48,570        49,469       102,805
                                                            ---------     ---------     ---------     ---------
         Income (loss) before provision for income taxes     (404,461)     (966,280)     (705,595)   (1,975,615)

PROVISION  FOR INCOME TAXES                                       850             0         2,650             0
                                                            ---------     ---------     ---------     ---------
         Net Income (Loss)                                  ($405,311)    ($966,280)    ($708,245)  ($1,975,615)
                                                            =========     =========     =========   ============

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON AND
   COMMON EQUIVALENT SHARE                                     ($0.14)       ($0.32)       ($0.24)       ($0.64)
                                                               ======        ======        ======        ======

DILUTED WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                            2,994,888     2,994,830     2,994,888     3,079,907
                                                            =========     =========     =========     =========

             The accompanying notes are an integral part of these financial statements.

                                           QC OPTICS, INC.
                                      STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                           Six Months Ended
                                                                                June 30,
                                                                          2001           2000
                                                                       ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                 ($708,245)   ($1,975,615)
      Adjustments to reconcile net income (loss) to net
      cash provided (used) by operating activities -
          Depreciation and amortization                                    12,600         21,900
          Loss on disposal of asset                                        52,865              0
      (Increase) decrease in:
             Accounts receivable                                          130,410        972,463
             Inventory                                                    281,349        247,509
             Prepaid expenses and other assets                             (2,474)        34,254
      Increase (decrease) in:
             Accounts payable                                              (3,900)       (37,855)
             Accrued expenses                                             (13,545)        20,795
             Customer deposits                                             29,758        (51,000)
                                                                       ----------     ----------
             Net cash provided (used) by operating activities            (221,182)      (767,549)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                        0              0
                                                                       ----------     ----------
             Net cash used in investing activities                              0              0

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock                                                  0        201,645
      Purchase of treasury stock                                                0       (250,000)
                                                                       ----------     ----------
             Net cash used in financing activities                              0        (48,355)
                                                                       ----------     ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (221,182)      (815,904)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         $2,224,318      3,844,168
                                                                       ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $2,003,136     $3,028,264
                                                                       ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
      Cash paid for -
         Interest                                                          $2,521         $5,417
                                                                           ======         ======
         Income taxes                                                      $6,583         $2,680
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

         Basic and diluted EPS were equal for the three and six months ended June 30, 2001 and 2000;
therefore, no reconciliation between basic and diluted EPS is required.

3.  INVENTORY

         Inventory is stated at the lower of cost  (first-in,  first-out)  or market and consists of the following:

                                                        June 30,                   December 31,
                                                          2001                        2000
                                                      ------------                 ------------

       Raw materials and finished parts               $  669,297                    $  727,775
       Work-in-process                                 1,180,427                     1,201,221
       Finished goods                                    183,835                       385,912
                                                      ----------                    ----------
                                                      $2,033,559                    $2,314,908
                                                      ==========                    ==========

4.  REVENUE RECOGNITION

         The Company  recognizes revenue upon shipment of its products that are shipped FOB shipping point and those that do not require  installation or acceptance at the customer's  site.  During the year ended December 31, 2000, the Company changed its revenue recognition method for sales requiring installation  and acceptance at the customer's  site in accordance  with Staff  Accounting  Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements." The new method of accounting for these sales was  adopted  retroactively  to January  1,  2000.  Under this new  method,  the  Company  now recognizes revenue dependent on the terms of the contract,  which may specify that the sale is final upon complete  installation  and  acceptance  by the customer.  There is no effect of this change in accounting  for the  quarter  ended  June 30,  2001 since  there were no sales  which were not fully accepted as of March 31, 2001 or June 30, 2001.  There is no  cumulative  effect of this  accounting change due to the fact that there were no sales which were not fully accepted as of January 1, 2000,
March 31,2000 or June 30, 2000.

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

RESULTS OF OPERATIONS

     COMPARISON OF THREE MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

         Net sales for the three months ended June 30, 2001 ("Interim  2001") was $344,319  compared to $380,753 for the three months ended June 30, 2000 ("Interim  2000").  The decrease  resulted from lower service sales during Interim 2001.  Historically,  we have experienced  significant  quarterly fluctuations in operating  results due to the relatively small number of high dollar volume sales in any quarter. We expect these fluctuations to continue.  Primarily, as a result of the steep declines in capital  expenditures in the computer hard disk and semiconductor  industries,  we expect that we will not achieve break-even results for the third quarter of 2001.

         We have focused our attention on increasing  sales and rigorous cost controls during recent quarters as  evidenced  by the pretax loss of $404,461  for Interim  2001  compared to $966,280  for
Interim  2000, a decrease of $561,819 and as evidenced by the $320,542  (36%)  decrease in operating expenses  from  Interim  2000 to  Interim  2001.  As part of this  process,  during  the  quarter we negotiated an early termination of our current lease as of August,  2001 rather than April, 2006. As a result of this lease  termination,  in Interim 2001, we recognized a loss of $46,000 in connection with the abandonment of improvements to the facility.

         Cost of sales for Interim 2001 was $195,907  compared to $499,475 for Interim  2000.  Gross profit on sales for Interim 2001 was $148,412  (43% of net sales)  compared to a gross loss $118,722
(31% of net sales) for  Interim  2000.  The  increase  in gross  profits  was  primarily a result of decreases in manufacturing expenses.

         Selling,  general and  administrative  expenses decreased from $645,514 for Interim 2000 to
$448,535  for Interim  2001.  The decrease of $196,979  (31%) was due  primarily  to  reductions  in staffing expenses, commissions and promotional expenses offset by the write-off of improvements.

         Engineering expenses for Interim 2001 of $127,051 decreased from $250,614 for Interim 2000.
This 49% decrease was due primarily to reductions in staffing and related expenses.

         Interest  income (net) was $22,713 for Interim 2001  compared to $48,570 for Interim  2000.
This was due to a decrease in average invested funds and lower interest rates during Interim 2001 as compared to Interim 2000.

         In Interim  2001,  a provision  for income  taxes has been  provided  based on the expected annual effective income tax rate.

COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

         Net sales for the six months  ended June 30, 2001 was  $1,037,042  compared to $846,197 for the six months ended June 30, 2000. The increase resulted from higher system sales during 2001.

         Cost of sales for the six months  ended June 30, 2001 was $597,597  compared to  $1,133,636 for the six months ended June 30,  2000.  There was a gross profit on sales for the six months ended
June 30, 2001 of $439,445  (42% of net sales)  compared to gross loss of $287,439 (34% of net sales)
for the six months ended June 30, 2000.  The increase in gross  profits  resulted from the increased sales for the six months ended June 30, 2001 and continued decreases in manufacturing expenses.

         Selling, general and administrative expenses decreased to $947,461 for the first six months of 2001 from  $1,297,618 for the first six months of 2000. The decrease of $350,157 (27%) was due to reductions in personnel levels, commissions, rent, promotional, and field service expenses.

         Engineering  expenses for the first six months of 2001 of $247,048  decreased from $493,336 for the first six months of 2000.  The decrease of $246,288  (50%) was due to reductions in staffing and related expenses and materials.

         Interest income (net) was $49,469 for the first six months of 2001 compared to $102,805 for the first six months of 2000.  The  decrease  reflected  a decrease  in average  invested  funds and interest rates during 2001.

         In the first six  months of 2000,  no  benefit  for income  taxes was  provided  due to the uncertainty  regarding  the  ability to utilize  tax  operating  losses in future  periods.  The tax provision  provided in the first six months of 2001  reflects the  effective  tax rate  expected for fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001, the Company had cash and cash  equivalents  of $2,003,071,  a decrease of
$221,247 from  $2,224,318 at December 31, 2000.  Working  capital was $3,628,145 at June 30, 2001 as compared to  $4,285,802  at December 31, 2000, a decrease of $657,657  resulting  from  decreases in cash, accounts receivable and inventory.  Cash used by operating  activities was $221,182 during the six months ended June 30, 2001 compared to $767,549 used by operating activities for the same period in 2000 due to  operating  results,  the timing of  accounts  receivable  collections,  payments  of accounts payable and accrued expenses and receipt of customer advances.

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

                                     PART II - Other Information

ITEM 1. LEGAL PROCEEDINGS.   Not applicable

ITEM 2. CHANGES IN SECURITIES.   Not applicable

ITEM 3. DEFAULT UPON SENIOR SECURITIES.   None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS.  On June 14, 2001, we held our Annual
Meeting of Stockholders to vote on the following proposals:

1.     To elect one member to the Board of Directors for a three year term. The Nominee for Director was Allan Berman ("Proposal No. 1"); and

2.     To ratify and confirm the selection of Cayer Prescott Clune & Chatellier,  LLP as independent auditors for the fiscal year ending December 31, 2001 ("Proposal No. 2").

         Of the 2,994,888  shares of common stock of record as of April 20, 2001 able to be voted at the  meeting,  a total of  2,300,276  shares  were  voted,  or  approximately  77% of the issued and outstanding  shares of common stock  entitled to vote on these  matters.  Each of the  proposals was adopted, with the vote total as follows:

Proposal No. 1                      Votes For                          Votes Withheld
--------------                      ---------                          --------------
Allan Berman                        2,219,230                               81,046

         Each of Eric Chase and John M. Tarrh  continue to serve as directors  for terms that expire in 2002 and 2003, respectively, and until their successors are duly elected.

Proposal No. 2              Shares Voting For        Shares Voting Against         Shares Abstaining
--------------------        -----------------        ---------------------         -----------------
Cayer Prescott Clune
 & Chatellier, LLP             2,237,779                    48,842                      13,655

ITEM 5. OTHER INFORMATION.  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                      (a) EXHIBITS.  The following exhibit is filed herewith:

                      Exhibit
                         No.                                  Title
                      -------                                 -----

                      10          Termination of Lease Agreement between QC Optics, Inc. and Jonspin
                                  Realty Trust.

                      (b) Reports on Form 8-K. No reports on Form 8-K were filed  during the quarter for which this report is filed.

                                             SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant  caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                               QC OPTICS, INC.

Date:    August 9, 2001                                        By: /s/ Eric T. Chase
                                                                  ----------------------------------
                                                               Eric T. Chase
                                                               Chief Executive Officer and President
                                                               (Principal Executive Officer)

Date:    August 9, 2001                                         By: /s/ John R. Freeman
                                                                   ---------------------------------
                                                                John R. Freeman
                                                                Vice President of Finance
                                                                (Principal Financial Officer)

