Form 10-K/A
period 2000-12-31
QC OPTICS INC
filed 2001-10-12
CIK 1017641

====================================================================================================

                               U.S. SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C. 20549

                                          AMENDMENT NO.1 TO
                                             FORM 10-KSB

                             Annual Report Under Section 13 or 15(d) of
                                 the Securities Exchange Act of 1934
                             For the fiscal year ended December 31, 2000
                                   Commission file number 1-12337

                                           QC OPTICS, INC.
                                           ---------------
                           (Name of Small Business Issuer in Its Charter)

      Delaware                                                                       04-2916548
---------------------------------                                               -------------------
(State or Other Jurisdiction                                                      (I.R.S. Employer
of Incorporation or Organization)                                               Identification No.)

46 Jonspin Road, Wilmington, Massachusetts                                              01887
------------------------------------------                                              -----
(Address of Principal Executive Offices)                                              (Zip Code)

                                           (978) 657-7007
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

         The  aggregate  market  value of the  voting  stock held by  non-affiliates  based upon the closing price for such stock on October 5, 2001 was approximately $1,012,398. As of October 5, 2001,
2,994,888 shares of Common Stock, $.01 par value per share, and 1,075,000 Redeemable Warrants of the registrant were issued and outstanding.

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

                     Transitional Small Business Disclosure Format (check one):

                              Yes                                No X
                                 ---                               ---
====================================================================================================

                                          EXPLANATORY NOTE

         The purpose of this amendment is to include the independent public  accountants' report and consent  of  Arthur  Andersen  LLP for the year  ended  December  31,  1999  and move the  financial statements prior to the signature page.

         The  following  portion of Item 13 is also  hereby  amended  to  reflect  the filing of the consent of Arthur Andersen LLP as an exhibit:

         Item 13.  Exhibits and Reports on Form 8-K.

(A)      Exhibits.

(1)      The following exhibit is filed herewith:

EXHIBIT
  NO.                        TITLE
-------                      -----

23.2              Consent of Arthur Andersen LLP.

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

                                           QC Optics, Inc.
                                           ===============

                                          Table of Contents
____________________________________________________________________________________________________

Page(s)

Independent Auditors' Reports..............................................................       F2

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

                                                F2-A

                              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To QC Optics, Inc.:

We have audited the  accompanying  balance sheet of QC Optics,  Inc. (a Delaware  corporation) as of
December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial  statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QC Optics,  Inc. as of December 31, 1999 and the results of its operations and its cash flows for the year ended December 31, 1999, in conformity  with  accounting  principles generally accepted in the United States.

                                                                                ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 23, 2000

                                                F2-B

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

                                                               QC OPTICS, INC.

                                                               By:/s/ Eric T. Chase
                                                                  ----------------------------------
                                                               Eric T. Chase
Date:  October 9, 2001                                         President and Chief Executive Officer

         In  accordance  with the Exchange  Act,  this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                     CAPACITY                                    DATE

/s/ Eric T. Chase                        President, Chief Executive Officer,         October 9, 2001
-----------------------------            and Chairman of the Board of
Eric T. Chase                            Directors (Principal Executive Officer)

/s/ John R. Freeman                      Vice President of Finance                   October 9, 2001
-----------------------------            (Principal Financial
John R. Freeman                          and Principal Accounting Officer)

/s/ Allan Berman                         Director                                    October 9, 2001
-----------------------------
Allan Berman

/s/ John M. Tarrh                        Director                                    October 9, 2001
-----------------------------
John M. Tarrh