Form 10QSB
period 2001-09-30
QC OPTICS INC
filed 2001-11-14
CIK 1017641

====================================================================================================

                               U.S. SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D.C. 20549

                                             FORM 10-QSB

                      QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF
                                 THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                                         Commission File Number
 September 30, 2001                                                                   1-12337
----------------------                                                                -------

                                           QC OPTICS, INC.
                     -----------------------------------------------------------
                     (Name of Small Business Issuer As Specified In Its Charter)

          Delaware                                                                 04-2916548
-------------------------------                                               ----------------------
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

     As of November 1, 2001, the Company had outstanding  2,994,888 shares of Common Stock, $.01 par value per share.

     Transitional Small Business Disclosure Format:  Yes              No  X
                                                         ---             ---

====================================================================================================

                                           QC OPTICS, INC.

                                                INDEX

PART 1 - FINANCIAL INFORMATION                                                    PAGE
                                                                                 NUMBER

Item 1.  Financial Statements

          Balance Sheets at September 30, 2001 and
          December 31, 2000                                                          1

          Statements of Operations for the three and nine months
          ended September 30, 2001 and 2000                                          2

          Statements of Cash Flows for the nine months ended
          September 30, 2001 and 2000                                                3

          Notes to Financial Statements                                              4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                               6

PART II - OTHER INFORMATION

          Item 1. Legal Proceedings                                                  9

          Item 2. Changes in Securities                                              9

          Item 3. Default Upon Senior Securities                                     9

          Item 4.  Submission of Matters to a Vote of Security Holders               9

          Item 5. Other Information                                                  9

          Item 6. Exhibits and Reports on Form 8-K                                   9

Signatures                                                                          10

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                           QC OPTICS, INC.
                                           BALANCE SHEETS

                                                                       September 30,   December 31,
                                                                                2001           2000
                                                                       -------------   -------------
                             ASSETS                                      (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                          $1,555,988     $2,224,318
      Accounts receivable, less allowance of  $50,000                       171,507        192,112
      Inventory (Note 3)                                                  1,991,747      2,314,908
      Prepaid expenses                                                       15,688         40,991
                                                                         ----------     ----------
        Total current assets                                              3,734,930      4,772,329

PROPERTY AND EQUIPMENT, NET                                                  13,104         82,855

OTHER ASSETS                                                                 18,108          3,643
                                                                         ----------     ----------
        Total assets                                                     $3,766,142     $4,858,827
                                                                         ==========     ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                      $84,177        $46,640
      Accrued payroll and related expenses                                  160,265        143,746
      Accrued expenses                                                      216,413        232,149
      Customer deposits/deferred revenue                                     39,500         63,992
                                                                         ----------     ----------
        Total current liabilities                                           500,355        486,527

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value -
         Authorized -- 1,000,000 shares
         Issued and outstanding -- no shares                                      0              0
      Common stock, $.01 par value -
         Authorized -- 10,000,000 shares
         Issued -- 3,309,642 shares at September 30, 2001 and
           at December 31, 2000                                              33,096         33,096
      Additional paid-in capital                                         10,103,860     10,103,860
      Less cost of common stock held in treasury (314,754 shares)          (250,000)      (250,000)
      Accumulated deficit                                                (6,621,169)    (5,514,656)
                                                                         ----------     ----------
        Total stockholders' equity                                        3,265,787      4,372,300
                                                                         ----------     ----------
        Total liabilities and stockholders' equity                       $3,766,142     $4,858,827
                                                                         ==========     ==========

             The accompanying notes are an integral part of these financial statements.

                                           QC OPTICS, INC.
                                      STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                                          Three Months Ended           Nine Months Ended
                                                            September 30,                September 30,
                                                         2001           2000          2001           2000
                                                         -------------------          -------------------

NET SALES                                               $382,797     $340,376       $1,419,839   $1,186,573

COST OF SALES                                            223,251      294,987          820,848    1,428,623
                                                      ----------   ----------       ----------   ----------
         Gross profit (loss)                             159,546       45,389          598,991     (242,050)

OPERATING EXPENSES:
      Selling, general and administrative expenses       444,523      604,418        1,391,984    1,902,036
      Engineering expenses                               126,654      200,379          373,702      693,742
                                                      ----------   ----------       ----------   ----------
         Total operating expenses                        571,177      804,797        1,765,686    2,595,778
                                                      ----------   ----------       ----------   ----------
         Operating loss                                 (411,631)    (759,408)      (1,166,695)  (2,837,828)

INTEREST INCOME (NET)                                     15,463       41,288           64,932      144,093
                                                      ----------   ----------       ----------   ----------
         Loss before provision for income taxes         (396,168)    (718,120)      (1,101,763)  (2,693,735)

PROVISION FOR INCOME TAXES                                 2,100        2,982            4,750        2,982
                                                      ----------   ----------       ----------   ----------
         Net Loss                                      ($398,268)   ($721,102)     ($1,106,513) ($2,696,717)
                                                      ===========  ===========     ============ ============

BASIC AND DILUTED NET LOSS PER COMMON AND
   COMMON EQUIVALENT SHARE                                ($0.13)      ($0.24)          ($0.37)      ($0.88)
                                                          =======      =======          =======      =======

DILUTED WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                       2,994,888    2,994,888        2,994,888    3,051,361
                                                       =========    =========        =========    =========

             The accompanying notes are an integral part of these financial statements.

                                           QC OPTICS, INC.
                                      STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                              2001         2000
                                                                              ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                           ($1,106,513)   ($2,696,717)
      Adjustments to reconcile net loss to net
       cash used by operating activities -
          Depreciation and amortization                                       16,886         32,850
          Loss on disposal of asset                                           52,865              -
      (Increase) decrease in:
             Accounts receivable                                              20,605        940,138
             Inventory                                                       323,161        146,679
             Prepaid expenses and other assets                                10,838         41,979
      Increase (decrease) in:
             Accounts payable                                                 37,537         (2,209)
             Accrued expenses                                                    783        177,635
             Customer deposits/deferred revenue                              (24,492)       (89,146)
                                                                          -----------    -----------
             Net cash used by operating activities                          (668,330)    (1,448,791)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                           -              -
                                                                          -----------    -----------
             Net cash used in investing activities                                 -              -

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock                                                     -        201,645
      Purchase of treasury stock                                                   -       (250,000)
                                                                          -----------    -----------
             Net cash used in financing activities                                 -        (48,355)
                                                                          -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (668,330)    (1,497,146)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             2,224,318      3,844,168
                                                                          -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $1,555,988     $2,347,022
                                                                          ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
      Cash paid (refunded) for -
         Interest                                                             $2,521         $6,729
                                                                          ==========     ==========
         Income taxes                                                         $6,583      ($213,057)
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

                                                     September 30,                 December 31,
                                                        2001                          2000
                                                     ------------                  ------------
       Raw materials and finished parts              $  590,488                     $  727,775
       Work-in-process                                1,217,424                      1,201,221
       Finished goods                                   183,835                        385,912
                                                     $1,991,747                     $2,314,908
                                                     ==========                     ==========

4. REVENUE RECOGNITION

The Company recognizes revenue upon shipment of its products that are shipped FOB shipping point and those that do not require  installation or acceptance at the customer's site.  During the year ended
December  31,  2000,  the  Company  changed  its  revenue  recognition  method  for sales  requiring installation  and acceptance at the customer's  site in accordance  with Staff  Accounting  Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements." The new method of accounting for these sales was  adopted  retroactively  to January  1,  2000.  Under this new  method,  the  Company  now recognizes revenue dependent on the terms of the contract,  which may specify that the sale is final upon complete  installation and acceptance by the customer.  The effect of this change in accounting for the quarter ended September 30, 2001 was to defer $60,000 of net sales.  The Company has not yet billed this amount and accordingly there is no receivable or corresponding  liability of $60,000 for deferred revenue. There were no sales which were not fully accepted as of March 31, 2001 or June 30,
2001.  There is no cumulative  effect of this  accounting  change due to the fact that there were no sales  which  were not fully  accepted  as of  January 1, 2000,  March 31,  2000,  June 30,  2000 or
September 30, 2000.

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

         On August 31, 2001, we entered into a merger agreement with KLA-Tencor  Corporation.  Under the  terms of the  agreement,  KLA-Tencor  will pay $1.00 per  share in cash,  or  approximately  $3 million,  for our issued and  outstanding  shares of common  stock.  The  transaction  is subject to approval of our stockholders and other customary  closing  conditions.  A stockholders'  meeting has been scheduled for November 20, 2001.

RESULTS OF OPERATIONS

                 COMPARISON OF THREE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

         Net sales for the three  months  ended  September  30, 2001  ("Interim  2001") was $382,797 compared to $340,376 for the three months ended  September 30, 2000 ("Interim  2000").  The increase resulted from higher system sales during Interim 2001. Historically, we have experienced significant quarterly fluctuations in operating results due to the relatively small number of high dollar volume sales in any quarter. We expect these fluctuations to continue.  Primarily, as a result of the steep declines in capital  expenditures  in the computer  hard disk  industry,  we expect that we will not achieve break-even results for the fourth quarter of 2001.

         We continued to focus our  attention on rigorous  cost  controls and  succeeded in reducing both manufacturing and operating expenses in Interim 2001 as compared with Interim 2000.

         Cost of sales for Interim 2001 was $223,251  compared to $294,987 for Interim  2000.  Gross profit on sales for Interim  2001 was  $159,546  (42% of net sales)  compared to $45,389 (13% of net sales) for Interim 2000. The increase in gross profit reflected the increased sales for Interim 2001 and reductions in manufacturing expenses.

         Selling,  general and  administrative  expenses decreased to $444,523 for Interim 2001 from
$604,418  for Interim  2000.  The decrease of $159,895  (26%) was due  primarily  to  reductions  in staffing  expenses,  travel and promotional  expenses,  offset by increases in professional fees and occupancy costs.

         Engineering expenses for Interim 2001 of $126,654 decreased from $200,379 for Interim 2000.
The decrease of $73,725 (37%) was due primarily to reductions in staffing and material expenses.

         Interest  income (net) was $15,463 for Interim 2001  compared to $41,288 for Interim  2000.
This was due to a decrease in average  invested funds and lower yields earned during Interim 2001 as compared to Interim 2000.

         In Interim 2001 and Interim 2000, the provision for income taxes has been provided based on the expected effective annual rates for 2001 and 2000, respectively.

         The net loss for Interim 2001 of $398,268  decreased from the $721,102  during Interim 2000 due to increased sales and gross profits and significant decreases in operating expenses.

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

         Net  sales  for the nine  months  ended  September  30,  2001 was  $1,419,839  compared  to
$1,186,573 for the nine months ended  September 30, 2000.  The increase  resulted from higher system sales during 2001.

         Cost of sales for the nine  months  ended  September  30,  2001 was  $820,848  compared  to
$1,428,623  for the nine months ended  September  30, 2000.  There was a gross loss on sales for the nine months ended  September 30, 2000 of $242,050  (20% of net sales)  compared to a gross profit of
$598,991  (42% of net sales) for the nine months ended  September  30,  2001.  The increase in gross profit  reflected the increased  sales for the nine months ended September 30, 2001 and decreases in manufacturing expenses.

         Selling,  general and  administrative  expenses  decreased to $1,391,984 for the first nine months of 2001 from $1,902,036 for the first nine months of 2000. The decrease of $510,052 (27%) was due to reductions in personnel levels, travel, recruitment,  promotional and field service expenses, offset by increases in professional fees and a loss of $46,000 in connection with the abandonment of improvement to the facilities incurred during the quarter ended June 30, 2001.

         Engineering  expenses for the first nine months of 2001 of $373,702 decreased from $693,742 for the first nine months of 2000. The decrease of $320,040 (46%) was due primarily to reductions in staffing and related expenses and in materials and supplies.

         Interest  income (net) was  $144,093 for the first nine months of 2000  compared to $64,932 for the first nine months of 2001. The decrease  reflected a decrease in both average invested funds and average interest rates during 2001.

         In the first  nine  months of 2001 and 2000,  the  provision  for  income  taxes  have been provided based on the expected effective annual rates for fiscal 2001 and fiscal 2000, respectively.

         The net loss for the nine months ended September 30, 2001 of $1,106,513  decreased from the loss of $2,696,717  during the same period in 2000. The decrease was due to the increased  sales and gross profits and the decreases in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001, the Company had cash and cash equivalents of $1,555,988,  a decrease of $668,330 from  $2,224,318 at December 31, 2000.  Working  capital was $3,234,575 at September 30,
2001 as compared to  $4,285,802  at  December  31,  2000,  a decrease  of  $1,051,227.  Cash used by operating  activities  was $668,330  during the nine months  ended  September  30, 2001  compared to
$1,448,791 for the same period in 2000 due to operating results,  the timing of accounts  receivable collections, payments of accounts payable and accrued expenses and receipt of customer advances.

         As  previously  stated,  the Company has entered into a merger  agreement  with  KLA-Tencor
Corporation  and  anticipates  that the agreement  will be approved at the  stockholders' meeting on
November 20, 2001. If the merger is not consummated,  the Company will need additional  financing to meet plans for operations and working capital requirements. No assurance can be given of our ability to obtain  financing on favorable  terms, if at all. If the merger is not approved and we are unable to obtain additional financing, our ability to meet current obligations will be materially adversely affected.

FORWARD-LOOKING STATEMENTS

         This report contains certain  forward-looking  statements regarding  anticipated results of operations,  the proposed merger,  the cyclical nature of the  semiconductor  and computer hard disk industries,  liquidity  and other  matters.  These  statements,  in addition to  statements  made in conjunction with the words  "anticipate,"  "expect,"  "believe,"  "intend,"  "seek,"  "estimate" and similar  expressions,  are  forward-looking  statements  that  are  based  on  management's  current expectations  and are  subject to a number of factors  and  uncertainties  that could  cause  actual results to differ materially from those described in the forward-looking  statements. Such risks and uncertainties  include,  but are not limited to the  following:  business  conditions  and growth in certain market segments and the general economy;  fluctuating  operating results;  the risk that the merger may for any reason not be completed,  costs related to the merger,  new product  development;
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

ITEM 5. OTHER INFORMATION.   None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

            (a) EXHIBITS. The following exhibits are filed herewith:

                None

            (b)  Reports on Form 8-K.  On  September 4, 2001, we filed a Current  Report on Form 8-K concerning the merger agreement with KLA-Tencor  Corporation.  On August 31, 2001, we entered into a merger  agreement with KLA-Tencor.  Under the terms of the agreement,  KLA-Tencor will pay $1.00 per share in cash, or approximately $3 million,  for our issued and outstanding  shares of common stock.
The transaction is subject to approval of our stockholders and other customary closing conditions. A stockholders' meeting has been scheduled for November 20, 2001.

                                             SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant  caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                               QC OPTICS, INC.

Date:    November 14, 2001                                     By:/s/ Eric T. Chase
                                                                  ----------------------------------
                                                               Eric T. Chase
                                                               Chief Executive Officer and President
                                                               (Principal Executive Officer)

Date:    November 14, 2001                                      By:/s/ John R. Freeman
                                                                   ---------------------------------
                                                                John R. Freeman
                                                                Vice President of Finance
                                                                (Principal Financial Officer)

